Form 10-Q
period 2012-03-31
IMPERVA INC
filed 2012-05-11
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 001-35338

Imperva, Inc.

(Exact name of the Registrant as Specified in its Charter)

Delaware	03-0460133
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Bridge Parkway, Suite 200 Redwood Shores, California 94065
(Address of Principal Executive Offices, including Zip Code)

(650) 345-9000

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2012: 23,052,913 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	Unaudited	(*)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,968	$96,025
Short-term investments	35,584	1,587
Restricted cash	587	687
Accounts receivable, net of allowance for doubtful accounts of $286 and $225 as of March 31, 2012 and December 31, 2011	19,456	25,736
Inventory	325	442
Deferred tax assets	261	246
Prepaid expenses and other current assets	2,022	1,352

Total current assets	123,203	126,075
Property and equipment, net	3,859	4,026
Severance pay fund	2,663	2,652
Restricted cash	666	666
Deferred tax assets	46	46
Other assets	377	77

TOTAL ASSETS	$130,814	$133,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,420	$3,534
Accrued compensation and benefits	6,566	7,491
Accrued and other current liabilities	3,187	4,408
Deferred revenue	24,346	21,982

Total current liabilities	36,519	37,415
Other liabilities	2,578	2,856
Deferred revenue	10,805	10,943
Accrued severance pay	3,097	2,760

TOTAL LIABILITIES	52,999	53,974

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value — 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value—145,000,000 shares authorized; 23,025,415 and 22,978,166 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	147,822	147,085
Accumulated deficit	(69,401)	(66,130)
Accumulated other comprehensive income (loss)	94	(616)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	78,517	80,341
Noncontrolling interest	(702)	(773)

TOTAL STOCKHOLDERS’ EQUITY	77,815	79,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,814	$133,542

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net revenue:
Products and license	$12,052	$9,978
Services	9,466	6,445

Total net revenue	21,518	16,423
Cost of revenue:
Products and license	1,854	1,371
Services	2,733	1,963

Total cost of revenue	4,587	3,334

Gross profit	16,931	13,089

Operating Expenses:
Research and development	4,993	3,927
Sales and marketing	11,596	10,000
General and administrative	3,493	2,294

Total	20,082	16,221

Loss from operations	(3,151)	(3,132)
Other income (expense), net	(70)	(89)

Loss before provision for income taxes	(3,221)	(3,221)
Provision for income taxes	153	116

Net loss	(3,374)	(3,337)
Loss attributable to noncontrolling interest	103	131

Net loss attributable to Imperva, Inc. stockholders	$(3,271)	$(3,206)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.15)	$(0.63)

Shares used in computing net loss per share of common stock, basic and diluted	22,303,997	5,074,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Net loss	$(3,374)	(3,337)

Other comprehensive loss (net of tax):

Net change in unrealized gain on investments	54	1

Net change in unrealized gain (loss) on derivatives	656	(253)

Comprehensive loss	(2,664)	(3,589)
Comprehensive loss attributable to noncontrolling interests	103	131

Comprehensive loss attributable to Imperva, Inc. stockholders	$(2,561)	(3,458)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

For the three months ended March 31, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock upon exercise of stock options	47,249	—	103	—	—	—	103
Vesting of restricted stock	—	—	140	—	—	—	140
Stock-based compensation	—	—	668	—	—	—	668
Purchase of additional ownership interest in Incapsula, Inc.	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	54	—	54
Change in unrealized gain (loss) on derivatives	—	—	—	—	656	—	656
Net loss	—	—	—	(3,271)	—	(103)	(3,374)

Comprehensive loss							(2,664)

Balance as of March 31, 2012	23,025,415	$2	$147,822	$(69,401)	$94	$(702)	$77,815

For the three months ended March 31, 2011

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2011	10,761,511	$53,442	6,143,018	$1	$3,340	$(55,861)	$452	$(351)	$(52,419)
Issuance of common stock upon exercise of stock options	—	—	169,354	—	280	—	—	—	280
Stock-based compensation	—	—	—	—	283	—	—	—	283
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	1	—	1
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	(3,206)	—	(131)	(3,337)

Comprehensive loss									(3,589)

Balance as of March 31, 2011	10,761,511	$53,442	6,312,372	$1	$3,903	$(59,067)	$200	$(482)	$(55,445)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,374)	$(3,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	411	368
Stock-based compensation	668	283
Amortization of premiums/accretion of discounts on short-term investments	76	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,280	2,652
Inventory	117	(155)
Prepaid expenses and other assets	(14)	(796)
Accounts payable	(1,114)	253
Accrued compensation and benefits	(925)	(582)
Accrued and other liabilities	(1,359)	476
Severance pay (net)	326	35
Deferred revenue	2,226	1,929
Deferred tax assets	(15)	(76)
Other	(4)	44

Net cash provided by operating activities	3,299	1,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(34,903)	(367)
Proceeds from sales/maturities of short-term investments	925	526
Purchase of property and equipment	(244)	(380)
Change in other assets	(300)	—
Change in restricted cash	100	705

Net cash provided by (used in) investing activities	(34,422)	484

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	103	280
Repayments of revolving credit facility	—	(501)

Net cash provided by (used in) financing activities	103	(221)

Effect of exchange rate changes on cash and cash equivalents	(37)	19

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,057)	1,376
CASH AND CASH EQUIVALENTS—Beginning of period	96,025	16,410

CASH AND CASH EQUIVALENTS—End of period	$64,968	$17,786

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted stock and early exercised stock options	$140	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 28, 2012 (the “Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For its majority-owned subsidiary, Incapsula, Inc. (“Incapsula”), the Company separately presents the non-controlling interest on its Condensed Consolidated Balance Sheets in Stockholders’ Equity and in its Condensed Consolidated Statements of Operations.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable at each respective balance sheet date. For the three months ended March 31, 2012 and 2011, the Company did not have any customers that represented more than 10% of the Company’s total revenue. As of March 31, 2012, one customer represented 12% of the Company’s gross accounts receivable. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2011.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

Reverse Stock Split

In September 2011, The Company’s board of directors approved an amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock. An amendment to the amended and restated certificate of incorporation was filed on November 7, 2011 effecting the 1-for-2 reverse stock split. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for preferred stock, and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

In July 2011, Incapsula achieved the respective performance milestones. As a result, the Company purchased 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest to 82%. In January 2012, the Company purchased the remaining 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest in Incapsula to 85%.

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

As of March 31, 2012 and December 31, 2011, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

3. Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents and short-term investments are classified as available-for-sale and are, therefore, recorded at fair value on the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in its condensed consolidated balance sheets, until realized. The Company uses the specific-identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of other income (expense), net in the condensed consolidated statements of operations.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,220	$—	$—	$7,220
Bank deposits	10,000			10,000
Commercial paper	13,498	—	4	13,494
Money market funds	34,254	—	—	34,254

Total	64,972	—	4	64,968

Short-term investments:
Mutual funds	$756	$—	$1	$755
US agency securities	3,005	—	4	3,001
Corporate debt obligations	19,828	12	—	19,840
Bank deposits	10,000	—	—	10,000
Money market funds	1,995	—	7	1,988

Total	35,584	12	12	35,584

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,023	$—	$—	$26,023
Bank deposits	20,000			20,000
Money market funds	50,002	—	—	50,002

Total	96,025	—	—	96,025

Short-term investments-Mutual funds	$1,644	$—	$57	$1,587

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of March 31, 2012 and December 31, 2011.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,751	$12,743
Due within two years	22,833	22,841

	35,584	35,584

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2012.

The Company’s cash equivalents and short-term investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities, and are generally classified within Level 1 of the fair value hierarchy.

The types of instruments that are valued based on other observable inputs include investment-grade corporate bonds, commercial paper, bank deposits and United States government agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The Company executes its foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy (in thousands):

	As of March 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets
Cash equivalents:
Bank deposits	$—	$10,000	$—	$10,000
Commercial paper	—	13,494	—	13,494
Money market funds	34,254	—	—	34,254
Short-term investments:
Money market funds	1,988	—	—	1,988
Mutual funds	755	—	—	755
US agency securities	—	3,001	—	3,001
Corporate debt obligations	—	19,840	—	19,840
Bank deposits	—	10,000	—	10,000

Total financial assets	$36,997	$56,335	$—	$93,332

Prepaid expenses and other current assets —Forward foreign exchange contracts	$—	$43	$—	$43

	As of December 31, 2011
	Level I	Level II	Level III	Fair Value
Financial Assets
Cash equivalents:
Bank deposits	$—	$20,000	$—	$20,000
Money market funds	50,002			50,002
Short-term investments—Mutual funds	1,587	—	—	1,587

Total financial assets	$51,589	$20,000	$—	$71,589

Financial Liability
Accrued and other current liabilities—Forward foreign exchange contracts	$—	$631	$—	$631

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $2.7 million as of March 31, 2012 and December 31, 2011.

5. Derivative Instruments

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than U.S. dollars. Substantially all of the Company’s revenue and capital purchasing activities and a majority of its operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the Israeli shekel and the Euro.

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. The Company does not enter into derivative financial instruments for trading purposes.

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	Asset/(Liability) as of March 31,		Asset/(Liability) as of December 31,
	2012		2011
			(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward foreign exchange contracts included in prepaid expenses and other current assets/(Accrued and other current liabilities)	$14,237	$43	$20,135		$(631)

Gains (losses) on derivative instruments that are not accounted for as hedges are included in other income (expense), net, in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2012, the Company recognized losses of $77,000 and had no gain or loss for the three months ended March 31, 2011.

Gains (losses) on derivative instruments accounted for as hedges and their classification on the condensed consolidated statement of operations, are presented in the following tables (in thousands):

	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Loss - Effective Portion		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2012	2011	2012(a)	2011(b)	Location	2012	2011
Cash flow hedges:
Forward foreign exchange contracts	$732	$25	$(76)	$293	Other income and expense	$(4)	$40

(a)	Includes gains/(losses) reclassified from accumulated other comprehensive income (loss) into net loss for the effective portion of cash flow hedges, of which $6 and $70 were recognized within cost of sales and operating expenses, respectively, within the condensed consolidated statement of operations for the three months ended March 31, 2012.
(b)	Includes gains/(losses) reclassified from accumulated other comprehensive income (loss) into net loss for the effective portion of cash flow hedges, of which $24 and $269 were recognized within cost of sales and operating expenses, respectively, within the condensed consolidated statement of operations for the three months ended March 31, 2011.

6. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. As of March 31, 2012 and December 31, 2011, there was no balance outstanding on the credit facility. The credit facility expires on October 15, 2012, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of March 31, 2012 and December 31, 2011, the Company was compliant with the covenant of the credit facility.

7. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2016. Future minimum payments under these facility operating leases are as follows as of March 31, 2012 (in thousands):

Year Ending December 31:
2012 (remaining 9 months)	$1,709
2013	2,624
2014	1,186
2015	587
2016 and thereafter	412

Total	$6,518

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively.

In connection with a lease for office space, the Company received a tenant improvement allowance of $639,000 during the year ended December 31, 2010 from the lessor for certain improvements made to the leased property. The Company has recorded the tenant improvement allowance as a leasehold improvement within property and equipment, net, and a deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term.

In addition, certain of the Company’s operating lease agreements for office space also include rent holidays and scheduled rent escalations during the initial lease term. The Company has recorded the rent holidays as a deferred rent within other liabilities on the condensed consolidated balance sheets. The Company recognizes the deferred rent liability and scheduled rent increase on a straight-line basis into rent expense over the lease term commencing on the date the Company takes possession of the lease space.

As of March 31, 2012 the Company has $666,000 in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $79,000 as of March 31, 2012. Motor vehicle lease expenses for the quarters ended March 31, 2012, and 2011 were $0.6 million, and $0.4 million, respectively.

(c) Purchase Commitments

As of March 31, 2012 and December 31, 2011, the Company had purchase commitments of $2.6 million and $3.0 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of March 31, 2012, the Company had $587,000, of restricted deposits to secure the stand-by letters of credit provided.

(d) Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company does not believe that it is currently a party to any material litigation; however, the Company has received, and may in the future continue to receive, claims from third parties. Future litigation may be necessary to defend the Company, its channel partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish the Company’s proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

(e) Indemnification

            The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify customers or resellers against certain claims, including claims that a Company product infringes a patent, copyright or other intellectual property right, and (iv) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

From time to time, the Company may receive indemnification claims in the normal course of business. The Company does not believe it is party to any currently pending claims the outcome of which will have a material adverse effect on its operations or financial position.

8. Stock Plans

(a) 2003 Stock Plan

During 2003, the Board of Directors adopted the 2003 Stock Plan (the “2003 Plan”), which allows for the granting of both incentive stock options and non-qualified stock options and the direct award or sale of shares of the Company’s common stock (including restricted common stock) to officers, employees, directors, consultants and other key persons. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and non-statutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value. Options granted under the Plan generally expire no later than ten years and in general vest four years from the date of grant.

(b) 2011 Stock Option and Incentive Plan

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

(c) 2011 Employee Stock Purchase Plan

On September 9, 2011, the Board of Directors adopted the 2011 Employee Stock Purchase Plan (the “ESPP”) which was subsequently approved by the Company’s stockholders. The ESPP took effect on the effective date of the registration statement for the Company’s IPO. The ESPP permits eligible employees to acquire shares of the Company’s common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Each offering period may run for no more than 24 months and consist of no more than five purchase periods. The purchase price for shares of the Company’s common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period or the last trading day of the applicable purchase period within that offering period.

The Company has initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2012, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 229,782 shares.

(d) Incapsula 2010 Share Incentive Plan

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

The following table summarizes option activity under the Incapsula Plan and related information:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding—January 1, 2012	2,921,833	1,774,000	$0.08
Granted	(100,000)	100,000	0.25
Exercised	—	(90,000)	0.15
Forfeited	—	—	—

Outstanding—March 31, 2012	2,821,833	1,784,000	$0.09

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, the Incapsula 2010 Share Incentive Plan and restricted stock in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Cost of revenues	55	18
Research and development	127	18
Sales and marketing	261	58
General and administrative	225	189

Total stock-based compensation expense	668	283

The fair value of stock options granted to employees for the three months ended March 31, 2012 and 2011 was estimated using the following weighted average assumptions:

	Three months ended March 31,
	2012	2011
Dividend rate	0%	0%
Risk-free interest rate	1.2%	2.6%
Expected term (in years)	6.1	6.1
Expected volatility	49%	48%

The following table summarizes share-based award activity under the 2011 Plan:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balances—January 1, 2012	1,886,296	2,871,005	$4.15	—	$—

Additional shares added to the pool	919,127

Granted	(455,380)	324,214	33.59	131,166	33.19

Exercised or released		(47,249)	1.85

Cancelled or forfeited	82,899	(82,274)	7.67	(625)	32.79

Balances—March 31, 2012	2,432,942	3,065,696	$7.21	130,541	$33.19

Supplemental disclosure information about our stock options outstanding as of March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options exercisable	1,341,890	$1.84	6.54	$50,060

Options outstanding	3,065,696	$7.21	7.84	$97,914

The aggregate intrinsic value of options exercised under the Plan was $1.5 million for the three months ended March 31, 2012. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of March 30, 2012 was $39.15 per share. As of March 31, 2012, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $7.2 million, net of estimated forfeitures. As of March 31, 2012, this cost will be amortized to expense over a weighted-average remaining period of 2.6 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options were $103,000 and $280,000 for the three months ended March 31, 2012, and 2011, respectively. There was no capitalized stock-based compensation cost and there were no recognized stock-based compensation tax benefits during the three months ended March 31, 2012 and 2011.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the three months ended March 31, 2012 and the year ended December 31, 2011. As of March 31, 2012, 566,941 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of March 31, 2012, 123,750 shares were unvested.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s deferred tax assets.

10. Segment Information

The Company has two operating segments which are also both reportable business segments: (i) Imperva, which is comprised of Imperva’s and its wholly-owned subsidiaries’ financial position and results of operations; and (ii) Incapsula, which is comprised entirely of the financial position and results from operations of the Company’s majority-owned subsidiary, which commenced operations in late 2009.

The following table presents a summary of the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Imperva:
Net revenue	$21,425	$16,423
Operating loss	(2,497)	(2,581)
Provision for income tax	143	105
Net loss	(2,839)	(2,784)
Depreciation and amortization	399	362
Stock-based compensation	661	283
Total assets	$124,992	$38,284

Incapsula:
Net revenue	$93	$—
Operating loss	(654)	(551)
Provision for income tax	10	11
Net loss	(535)	(553)
Depreciation and amortization	12	6
Stock-based compensation	7	—
Total assets	$5,822	$1,318

The Company’s net services revenue comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Maintenance and support	$7,540	$5,407
Professional services and training	1,256	817
Subscriptions	670	221

Total net services revenue	$9,466	$6,445

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Americas	$12,540	$10,694
EMEA	5,504	3,746
Asia Pacific	3,474	1,983

Total net revenue	$21,518	$16,423

The following table presents long-lived assets by location (in thousands):

	As of March 31, 2012	As of Dec. 31, 2011
United States	$1,699	$1,815
Israel	2,144	2,196
Other	16	15

Total long-lived assets	$3,859	$4,026

11. Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months ended March 31,
	2012	2011
Convertible preferred stock	—	10,761,524
Stock options to purchase common stock	3,065,696	2,859,418
Restricted shares of common stock subject to repurchase	690,691	1,138,488
Common stock warrants	8,333	—
Convertible preferred stock warrants	—	19,999

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2011. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2002 with the vision of protecting high-value business data within the enterprise. Since that time we have been investing in our data security products to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features; and in 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., our majority-owned subsidiary.

Our research and development efforts are focused primarily on improving and enhancing our existing data security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2012, we had 138 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $5.0 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Data Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2012, 58% of our total revenue was generated from the Americas, 26% from Europe, Middle East and Africa (“EMEA”) and 16% from Asia Pacific.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 550 channel partners worldwide, including both resellers and distributors. In the three months ended March 31, 2012, our channel partners originated over 55%, and fulfilled almost 90%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of March 31, 2012, we had over 1,800 customers in more than 50 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $78.3 million in 2011. We have incurred net losses attributable to our stockholders of $3.3 million and $10.3 million in the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. As of March 31, 2012, we had an accumulated deficit of $69.4 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three Months Ended or As of March 31,
	(in thousands, except number of customers and percentages)
	2012	2011
Net revenue	$21,518	$16,423
Gross margin	78.7%	79.7%
Loss from operations	$(3,151)	$(3,132)
Total deferred revenue	$35,151	$23,146
Cash, cash equivalents and short-term investments	$100,552	$18,872
Net cash provided by operations	$3,299	$1,094
Number of customers	1,828	1,386

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

Net Cash Flow Provided By Operations

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and has not generated any significant revenue since inception. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by segment.

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

•

Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are offered through agreements for one to five-year terms. Maintenance and support includes major and minor if-and-when available software updates; customer care, which includes our designated support engineer program; content updates from our advanced security research group, the ADC, and hardware replacement. Subscription revenue is generated from sales of our cloud-based services. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base.

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended March 31,
	2012	2011
Americas	$12,540	$10,694
EMEA	5,504	3,746
Asia Pacific	3,474	1,983

Total	$21,518	$16,423

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2012 and 2011 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Statement of Operations Data:
Net revenue:
Products and license	$12,052	56.0	$9,978	60.8
Services:
Maintenance and support	7,540	35.1	5,407	32.9
Professional services and training	1,256	5.8	817	5.0
Subscriptions	670	3.1	221	1.3

Total services	9,466	44.0	6,445	39.2

Total net revenue	21,518	100.0	16,423	100.0

Cost of revenue:
Products and license	1,854	8.6	1,371	8.3
Services	2,733	12.7	1,963	12.0

Total cost of revenue	4,587	21.3	3,334	20.3

Gross profit	16,931	78.7	13,089	79.7
Operating expenses:
Research and development	4,993	23.2	3,927	23.9
Sales and marketing	11,596	53.8	10,000	60.9
General and administrative	3,493	16.2	2,294	14.0

Total operating expenses	20,082	93.2	16,221	98.8

Loss from operations	(3,151)	(14.7)	(3,132)	(19.1)
Other income (expense), net	(70)	(0.3)	(89)	(0.5)

Loss before provision for income taxes	(3,221)	(15.0)	(3,221)	(19.6)
Provision for income taxes	153	0.7	116	0.7

Net loss	(3,374)	(15.7)	(3,337)	(20.3)
Loss attributable to noncontrolling interest	103	0.5	131	0.8

Net loss attributable to Imperva, Inc. stockholders	$(3,271)	(15.2)	$(3,206)	(19.5)

Comparison of the Three Months Ended March 31, 2012 and 2011

Net Revenue

	Three months ended March 31,				Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue by type:
Products and license	$12,052	56.0	$9,978	60.8	$2,074	20.8

Services:
Maintenance and support	7,540	35.1	5,407	32.9	2,133	39.4
Professional services and training	1,256	5.8	817	5.0	439	53.7
Subscriptions	670	3.1	221	1.3	449	203.2

Total services	9,466	44.0	6,445	39.2	3,021	46.9

Total net revenue	$21,518	100.0	$16,423	100.0	$5,095	31.0

Net revenue by geographic region:
Americas	$12,540	58.3	$10,694	65.1	$1,846	17.3
EMEA	5,504	25.6	3,746	22.8	1,758	46.9
Asia Pacific	3,474	16.1	1,983	12.1	1,491	75.2

Total net revenue	$21,518	100.0	$16,423	100.0	$5,095	31.0

Our net revenue increased by $5.1 million, or 31.0%, to $21.5 million during the three months ended March 31, 2012 from $16.4 million during the three months ended March 31, 2011 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings consistent with our business plan and expectations for growth. The Americas and EMEA regions contributed the largest portion of this growth with both having a $1.8 million increase over the same period in 2011. In addition, increases in our sales personnel focused on the Asia Pacific region resulted in an increase in revenue in Asia Pacific of $1.5 million, or approximately a 75.2% change over the same period in 2011.

Products and license revenue increased by $2.1 million, or 20.8%, to $12.1 million during the three months ended March 31, 2012 from $10.0 million during the three months ended March 31, 2011. The change in product and license revenue was driven by increases in the EMEA and APAC regions in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $3.0 million, or 46.9%, to $9.5 million during the three months ended March 31, 2012 from $6.4 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, our services revenue was comprised of $7.5 million in maintenance and support, $1.3 million in professional services and training and $0.7 million in subscriptions. The change in services revenue in the three months ended March 31, 2012 from three months ended March 31, 2011 was primarily due to an increase of $2.1 million in maintenance and support revenue resulting from our larger installed base, $0.4 million in professional services and training revenues due primarily to an increase in the number of implementation projects and $0.4 million in subscriptions revenue from our ThreatRadar product, which was launched in the first quarter of 2010.

Gross Profit

	Three months ended March 31,
	2012		2011		% Change
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Products and license gross profit	$10,198	84.6%	$8,607	86.3%	(1.7)
Services gross profit	6,733	71.1%	4,482	69.5%	1.6

Total gross profit	$16,931	78.7%	$13,089	79.7%	(1.0)

Total gross margin decreased 1.0 percentage points from 79.7% during the three months ended March 31, 2011 to 78.7% during the three months ended March 31, 2012 primarily due to a decrease in products and license gross margin of 1.7 percentage points in the three months ended March 31, 2012 compared to the same period in 2011. The change was primarily due to an increase in lower margin products sold in the APAC region as compared to the three months ended March 31, 2011 which was attributable to our efforts to further expand our APAC reseller base and regional coverage during the first quarter of 2012. The 1.6 percentage point increase in services gross margin was mostly due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services.

Operating Expenses

	Three months ended March 31,
	2012		2011		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$4,993	23.2	$3,927	23.9	$1,066	27.1
Sales and marketing	11,596	53.8	10,000	60.9	1,596	16.0
General and administrative	3,493	16.2	2,294	14.0	1,199	52.3

Total operating expenses	20,082	93.2	$16,221	98.8	$3,861	23.8

Results above include stock-based compensation expense of:

	Three months ended March 31,		Change
	2012	2011
	(dollars in thousands)
Research and development	$127	$18	$109
Sales and marketing	261	58	203
General and administrative	225	189	36

	$613	$265	$348

Research and development expenses increased by $1.1 million, or 27.1%, to $5.0 million during the three months ended March 31, 2012 from $3.9 million during the three months ended March 31, 2011. The change was primarily attributable to an increase of $0.8 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts. In addition, facility and depreciation expenses increased by $0.2 million.

Sales and marketing expenses increased by $1.6 million, or 16.0%, to $11.6 million during the three months ended March 31, 2012 from $10.0 million during the three months ended March 31, 2011. The change was due to an increase of $1.3 million in personnel costs, including stock-based compensation, due to increased headcount in all regions in an effort to help drive our overall revenue growth, and $0.3 million in travel expenses.

General and administrative expenses increased by $1.2 million, or 52.3%, to $3.5 million during the three months ended March 31, 2012 from $2.3 million during the three months ended March 31, 2011. The change was primarily due to an increase of $0.4 million in personnel costs, including stock-based compensation, related to increased headcount to support the growth and operations of our business and to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company, and $ 0.7 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance. In addition, facility and depreciation expenses increased by $0.1 million.

Loss from Operations

Three months ended March 31,		Change
2012	2011	Amount	%
(dollars in thousands)
$(3,151)	$(3,132)	$(19)	(0.6)%

Our loss from operations increased by $19,000, or 0.6%, from $3.1 million during the three months ended March 31, 2011 to $3.2 million during the three months ended March 31, 2012. Our gross profit increased by $3.8 million during the three months ended March 31, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $1.6 million to expand our global sales efforts, and an increase of $1.2 million of general and administrative costs primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $1.1 million from planned hiring to support our ongoing product development efforts. The increase in operating expenses during the three months ended March 31, 2012 was consistent with our planned results given the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

Other Income (Expense), net

Other income (expense), net was $(0.1) million during the three months ended March 31, 2012 and March 31, 2011. The primary change in the components of other income (expense), net, in the three months ended March 31, 2012 compared to the prior year was an increase of $0.1 million in interest income.

Provision for Income Taxes

	Three months ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Provision for income taxes	$153	$116	$37	31.9
Effective tax rate	(4.8)%	(3.6)%

The provision for income taxes for the three months ended March 31, 2012 and 2011 is comprised primarily of foreign income taxes. The increase in the provision for income taxes in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was primarily attributable to an increase in income in our foreign operations.

Deferred Revenue

	As of March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total deferred revenue	$35,151	$23,146	$12,005	51.9

Deferred revenue increased by $12.0 million, or 51.9%, to $35.2 million as of March 31, 2012 from $23.1 million as of March 31, 2011. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of March 31,	As of March 31,	Change
	2012	2011	Amount	%
Number of customers	1,828	1,386	442	31.9

Our customers increased by 442, or 31.9%, to 1,828 as of March 31, 2012 from 1,386 as of March 31, 2011. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 181 people as of March 31, 2011 to 205 as of March 31, 2012. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers, particularly in the Asia Pacific region, while continuing to support our existing customers across all of our geographies.

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, private placements of convertible preferred stock, and the sale of common stock, including our initial public offering of common stock in November 2011. We have incurred significant losses as we continue to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of March 31, 2012, we had $100.6 million of cash, cash equivalents and short-term investments, $4.2 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $100.6 million as of March 31, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of March 31, 2012, we had no amounts outstanding under our credit facility agreement which has a maximum borrowing capacity of $6.0 million and a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on October 15, 2012. As of March 31, 2012, we were compliant with the covenant of the credit facility.

Since November 2011, we have been incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors’ fees, increased directors’ and officers’ insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and New York Stock Exchange, the exchange on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires annual management assessment of the effectiveness of our internal control over financial reporting.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$3,299	$1,094
Net cash provided by (used in) investing activities	(34,422)	484
Net cash provided by (used in) financing activities	103	(221)

Our cash, cash equivalents and short-term investments have increased from $18.9 million as of March 31, 2011 to $100.6 million as of March 31, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, net of underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our operations, including the development of future products and product enhancements, and expansion into new sales channels and geographies.

Cash Flows from Operating Activities

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

Net cash provided by operating activities of $3.3 million for the three months ended March 31, 2012 reflected a net loss of $3.4 million, adjusted for non-cash charges of $1.2 million, as well as a net change of $5.5 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of a decrease in accounts receivable of $6.3 million as well as a $2.2 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers. These increases were partially offset by decreases in accrued and other liabilities, accounts payable, and accrued compensation and benefits totaling $3.4 million.

Net cash provided by operating activities of $1.1 million for three months ended March 31, 2011 reflected a net loss of $3.3 million, offset by a net change of $3.7 million in our net operating assets and liabilities and adjusted for aggregate non-cash charges of $0.7 million. The net change in our operating assets and liabilities primarily consisted of a $2.7 million decrease in our accounts receivable and a $1.9 million increase in deferred revenue, partially offset by a decrease in accounts payable of $0.6 million. Non-cash charges included $0.4 million of depreciation and amortization and $0.3 million of stock-based compensation.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the three months ended March 31, 2012, cash used in investing activities was $34.4 million, primarily as a result of $34.0 million in net purchases of short-term investments.

In the three months ended March 31, 2011, cash provided by investing activities of $0.5 million was attributable to a $0.7 million decrease in restricted cash relating to our purchase commitments and $0.2 million in net proceeds from short-term investments partially offset by $0.4 in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2012 as a result of proceeds from the exercise of stock options of $0.1 million.

In the three months ended March 2011, cash used in financing activities was $0.2 million as a result of repayments on our revolving credit facility of $0.5 million partially offset by $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2012:

	Payments Due by Period
Contractual Obligations:	2012	2013	2014	2015	2016	Total
	(in thousands)
Operating lease obligations(1)	$1,709	$2,624	$1,186	$587	$412	$6,518
Cancelable lease obligations(2)	—	—	—	—	—	—
Severance Pay Fund(3)	—	—	—	—	—	3,097
Purchase commitments(4)	2,639	—	—	—	—	2,639

Total	$4,348	$2,624	$1,186	$587	$412	$12,254

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2012, we made regular lease payments of $0.7 million under the operating lease agreements.
(2)	Cancelable lease obligations represent our obligations under our motor vehicle lease agreement. We have the option to cancel the lease at any time which may result in penalties in a maximum amount of $76,000 as of March 31, 2012. During the three months ended March 31, 2012, we made regular lease payments of $0.2 million under the cancelable lease obligations.
(3)	Our consolidated balance sheet as of March 31, 2012 includes $3.1 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(4)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during the three months covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.3 million in 2009, $12.0 million in 2010, $10.3 million in 2011 and $3.3 million in the three months ended March 31, 2012. As a result, we had an accumulated deficit of $69.4 million at March 31, 2012. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in , our operating margins will suffer. Any failure by us to achieve and maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our limited operating history and the rapidly evolving nature of the markets in which we operate may make it difficult for you to evaluate our business.

We were incorporated in 2002, and since that time have been developing products to meet the rapidly evolving demands of customers in the markets in which we operate. We shipped our initial web application security and data security products in 2002, in 2006, we expanded our database security product to include compliance features and in 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based services with ThreatRadar and, in 2011, we introduced our cloud-based offerings for mid-market enterprises and small to medium-sized businesses (“SMB”) through Incapsula, Inc., our majority-owned subsidiary. This limited operating history, as well as the early stage of our relationships with many of our channel partners, makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products it is difficult to evaluate trends that may affect our business. We have limited historic operating and financial data, and we operate in a rapidly evolving market, and, as such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Our quarterly operating results are likely to vary significantly and to be unpredictable, which could cause the trading price of our stock to decline.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers;

•	the timing of shipments of products, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	seasonal buying patterns of our customers;

•	the level of perceived threats to data security, which may fluctuate from period to period;

•	changes in customer, distributor or reseller requirements or market needs;

•	changes in the growth rate of the data security market;

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

Our services revenue accounted for 34.6% of our total revenue for 2009, 37.7% of our total revenue for 2010, 39.2% of our total revenue for 2011 and 44.0% of our total revenue for the three months ended March 31, 2012. Sales of new or renewal services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011 and the three months ended March 31, 2012, we incurred approximately 37% and 36%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We had seven issued patents in the United States as of March 31, 2012, but this number is relatively small in comparison to our competitors. As of March 31, 2012, we had eight pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through our channel partners. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our annual reports filed with the SEC beginning for our fiscal year ending December 31, 2012 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

Our executive officers, directors and 5% or greater stockholders beneficially own, in the aggregate, approximately 68.5% of our outstanding common stock as of May 1, 2012. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. Substantially all of our shares of common stock, other than shares issued in our initial public offering, are currently restricted as a result of lock-up agreements with the underwriters in our initial public offering, but will be able to be sold in the near future. The lock-up period for the shares that are subject to such lock-up agreements (that originally restricted their sale for 180 days after the date of the prospectus relating to our IPO) has been extended through May 20, 2012 due to the issuance on May 3, 2012 of our press release relating to our financial results for the quarter ended March 31, 2012.

Some holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also registered shares of common stock that we have issued and may issue under our employee equity incentive plans, and such shares may be sold freely in the public market upon issuance, subject to the lock-up agreements discussed above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The net proceeds to us of our IPO after deducting $6.3 million of underwriters’ discounts and $6.5 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. We expect to use remaining net proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

Date: May 11, 2012	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01#	Offer Letter, dated June 10, 2011, between Imperva, Inc. and Trâm Phi.

10.02#	Offer Letter, dated February 8, 2011, between Imperva, Inc. and Prashant K. Karnik.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.