Form 10-Q
period 2012-06-30
IMPERVA INC
filed 2012-08-13
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2012: 23,571,030 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,855	$96,025
Short-term investments	40,407	1,587
Restricted cash	588	687
Accounts receivable, net of allowance for doubtful accounts of $339 and $225 as of June 30, 2012 and December 31, 2011, respectively	23,188	25,736
Inventory	383	442
Deferred tax assets	246	246
Prepaid expenses and other current assets	2,025	1,352

Total current assets	126,692	126,075
Property and equipment, net	4,061	4,026
Severance pay fund	2,693	2,652
Restricted cash	666	666
Deferred tax assets	46	46
Other assets	547	77

TOTAL ASSETS	$134,705	$133,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,420	$3,534
Accrued compensation and benefits	8,457	7,491
Accrued and other current liabilities	4,055	4,408
Deferred revenue	25,461	21,982

Total current liabilities	40,393	37,415
Other liabilities	2,361	2,856
Deferred revenue	11,012	10,943
Accrued severance pay	3,102	2,760

TOTAL LIABILITIES	56,868	53,974

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value—145,000,000 shares authorized, 23,559,623 and 22,978,166 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	150,113	147,085
Accumulated deficit	(70,934)	(66,130)
Accumulated other comprehensive loss	(510)	(616)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	78,671	80,341
Noncontrolling interest	(834)	(773)

TOTAL STOCKHOLDERS’ EQUITY	77,837	79,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,705	$133,542

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenue:
Products and license	$14,044	$11,379	$26,096	$21,357
Services	10,510	7,447	19,976	13,892

Total net revenue	24,554	18,826	46,072	35,249

Cost of revenue:
Products and license	2,274	1,705	4,128	3,076
Services	3,139	2,206	5,872	4,169

Total cost of revenue	5,413	3,911	10,000	7,245

Gross profit	19,141	14,915	36,072	28,004
Operating expenses:
Research and development	4,925	4,316	9,918	8,243
Sales and marketing	11,926	10,559	23,522	20,559
General and administrative	3,739	2,829	7,232	5,123

Total operating expenses	20,590	17,704	40,672	33,925

Loss from operations	(1,449)	(2,789)	(4,600)	(5,921)
Other income (expense), net	11	(86)	(59)	(175)

Loss before provision for income taxes	(1,438)	(2,875)	(4,659)	(6,096)
Provision for income taxes	227	150	380	266

Net loss	(1,665)	(3,025)	(5,039)	(6,362)

Loss attributable to noncontrolling interest	132	149	235	280

Net loss attributable to Imperva, Inc. stockholders	$(1,533)	$(2,876)	$(4,804)	$(6,082)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.07)	$(0.53)	$(0.21)	$(1.16)

Shares used in computing net loss per share of common stock, basic and diluted	22,582,977	5,392,495	22,443,228	5,223,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(1,665)	$(3,025)	$(5,039)	$(6,362)

Other comprehensive loss (net of tax):
Change in unrealized gain (loss) on investments	(19)	1	35	2
Change in unrealized gain (loss) on derivatives	(585)	(218)	71	(471)

Comprehensive loss	(2,269)	(3,242)	(4,933)	(6,831)
Comprehensive loss attributable to noncontrolling interest	132	149	235	280

Comprehensive loss attributable to Imperva, Inc. stockholders	$(2,137)	$(3,093)	$(4,698)	$(6,551)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

For the six months ended June 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock upon exercise of stock options	581,457	—	1,088	—	—	—	1,088
Vesting of restricted stock	—	—	280	—	—	—	280
Stock-based compensation	—	—	1,834	—	—	—	1,834
Purchase of additional ownership interest in Incapsula, Inc.	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	35	—	35
Change in unrealized gain (loss) on derivatives	—	—	—	—	71	—	71
Net loss	—	—	—	(4,804)	—	(235)	(5,039)

Comprehensive loss							(4,933)

Balance as of June 30, 2012	23,559,623	$2	$150,113	$(70,934)	$(510)	$(834)	$77,837

For the six months ended June 30, 2011

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit)
Balance as of January 1, 2011	10,761,511	$53,442	6,143,018	$1	$3,340	$(55,861)	$452	$(351)	$(52,419)
Issuance of common stock upon exercise of stock options	—	—	334,903	—	504	—	—	—	504
Vesting of restricted stock	—	—	—	—	563	—	—	—	563
Stock-based compensation	—	—	—	—	576	—	—	—	576
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	2	—	2
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(471)	—	(471)
Net loss	—	—	—	—	—	(6,082)	—	(280)	(6,362)

Comprehensive loss									(6.831)

Balance as of June 30, 2011	10,761,511	$53,442	6,477,921	$1	$4,983	$(61,943)	$(17)	$(631)	$(57,607)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,039)	$(6,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	850	720
Stock-based compensation	1,834	576
Revaluation of convertible preferred stock warrant liability	—	121
Amortization of premiums/accretion of discounts on short-term investments	197	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,548	173
Inventory	59	(97)
Prepaid expenses and other assets	(793)	(241)
Accounts payable	(1,114)	(1,104)
Accrued compensation and benefits	966	279
Accrued and other liabilities	(496)	(232)
Severance pay (net)	301	44
Deferred revenue	3,548	3,234
Deferred tax assets	—	(34)
Other	(4)	27

Net cash provided by (used in) operating activities	2,857	(2,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(41,256)	(988)
Proceeds from sales/maturities of short-term investments	2,310	1,870
Purchase of property and equipment	(885)	(709)
Purchase of other assets	(350)	—
Change in restricted cash	99	709

Net cash provided by (used in) investing activities	(40,082)	882

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,087	504
Repayments of revolving credit facility	—	(501)

Net cash provided by financing activities	1,087	3

Effect of exchange rate changes on cash and cash equivalents	(32)	112

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,170)	(1,899)
CASH AND CASH EQUIVALENTS—Beginning of period	96,025	16,410

CASH AND CASH EQUIVALENTS—End of period	59,855	14,511

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$280	$563

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable at each respective balance sheet date. For the three months ended June 30, 2012 the Company had one customer that represented 10% of the Company’s total revenue. For the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011, the Company did not have any customers that represented more than 10% of the Company’s total revenue. No customers represented greater than 10% of gross accounts receivable as of June 30, 2012 and December 31, 2011.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

As of June 30, 2012 and December 31, 2011, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,141	$—	$—	$26,141
Bank deposits	11,219			11,219
Corporate debt obligations	1,752	—	1	1,751
Commercial paper	12,898	—	3	12,895
Money market funds	7,849	—	—	7,849

Total	59,859	—	4	59,855

Short-term investments:
Mutual funds	$367	$—	$17	$350
Bank deposits	10,063	—	—	10,063
Commercial paper	4,996	—	3	4,993
US agency securities	3,005	—	4	3,001
Corporate debt obligations	21,994	6	—	22,000

Total	40,425	6	24	40,407

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,023	$—	$—	$26,023
Bank deposits	20,000			20,000
Money market funds	50,002	—	—	50,002

Total	96,025	—	—	96,025

Short-term investments-Mutual funds	$1,644	$—	$57	$1,587

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of June 30, 2012 and December 31, 2011.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$27,470	$27,446
Due within two years	12,955	12,961

	40,425	40,407

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4.	Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the six months ended June 30, 2012.

The Company’s cash equivalents and short-term investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets mutual funds and money market securities, and are generally classified within Level 1 of the fair value hierarchy.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy (in thousands):

	As of June 30, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets
Cash equivalents:
Bank deposits	$—	$11,219	$—	$11,219
Commercial paper	—	12,895	—	12,895
Corporate debt obligations	—	1,751	—	1,751
Money market funds	7,849	—	—	7,849
Short-term investments:
Bank deposits	—	10,063	—	10,063
Commercial paper	—	4,993	—	4,993
US agency securities	—	3,001	—	3,001
Corporate debt obligations	—	22,000	—	22,000
Mutual funds	350	—	—	350

Total financial assets	$8,199	$65,922	$—	$74,121

Accrued and other current liabilities —Forward foreign exchange contracts	$—	$560	$—	$560

	As of December 31, 2011
	Level I	Level II	Level III	Fair Value
Financial Assets
Cash equivalents:
Bank deposits	$—	$20,000	$—	$20,000
Money market funds	50,002			50,002
Short-term investments—Mutual funds	1,587	—	—	1,587

Total financial assets	$51,589	$20,000	$—	$71,589

Financial Liability
Accrued and other current liabilities—Forward foreign exchange contracts	$—	$631	$—	$631

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $2.7 million as of June 30, 2012 and December 31, 2011.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	(Liability) as of June 30,		(Liability) as of December 31,
	2012		2011
			(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward foreign exchange contracts included in accrued and other current liabilities	$21,237	$(560)	$20,135	$(631)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations, are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI (a)	$(690)	$41	$(110)	$66
Net gain (loss) recognized from accumulated OCI into net loss (b)	(105)	242	(181)	535
Net gain (loss) recognized in net loss (c)	(1)	15	(5)	55

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Net gain (loss) recognized in net loss (d)	$(33)	$—	$16	$—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $(8) and $(97) were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2012 and $(14) and $(167) were recognized within cost of sales and operating expenses for the six months ended June 30, 2012. $18 and $154 were recognized within cost of sales and operating expenses, respectively for the three months ended June 30, 2011 and $42 and $493 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2011. All amounts are reflected with the respective condensed consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. As of June 30, 2012 and December 31, 2011, there was no balance outstanding on the credit facility. The credit facility expires on October 15, 2012, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of June 30, 2012 and December 31, 2011, the Company was compliant with the covenant of the credit facility.

7.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2017. Future minimum payments under these facility operating leases are as follows as of June 30, 2012 (in thousands):

Year Ending December 31:
2012 (remaining 6 months)	$1,191
2013	2,719
2014	2,508
2015	2,147
2016	2,004
Thereafter	1,383

Total	$11,952

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2012 and 2011 was $1.0 million and $1.2 million, respectively.

In connection with a lease of office space, the Company received a tenant improvement allowance of $639,000 during the year ended December 31, 2010 from the lessor for certain improvements made to the leased property. The Company has recorded the tenant improvement allowance as a leasehold improvement within property and equipment, net, and a deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term.

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

As of June 30, 2012 the Company has $666,000 in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $76,000 as of June 30, 2012. Motor vehicle lease expenses for the six months ended June 30, 2012, and 2011 were $1.0 million, and $1.2 million, respectively.

(c) Purchase Commitments

As of June 30, 2012 and December 31, 2011, the Company had purchase commitments of $2.9 million and $3.0 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of June 31, 2012, the Company had $560,000, of restricted deposits to secure the stand-by letters of credit provided.

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

The following table summarizes option activity under the Incapsula Plan and related information for the six months ended June 30, 2012:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price

Outstanding—January 1, 2012	2,921,833	1,774,000	$0.08
Granted	(100,000)	100,000	0.25
Exercised	—	(90,000)	0.15
Forfeited	—	—	—

Outstanding—June 30, 2012	2,821,833	1,784,000	$0.09

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, the Incapsula 2010 Share Incentive Plan and restricted stock in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Cost of revenues	$104	$26	$159	$44
Research and development	260	30	387	48
Sales and marketing	439	85	700	143
General and administrative	363	152	588	341

Total stock-based compensation expense	$1,166	$293	$1,834	$576

The fair value of stock option and ESPP grants to employees for the three and six months ended June 30, 2012 and 2011 was estimated using the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.9%	1.9%	1.1%	2.5%
Expected term (in years)	5.8	5.2	6.0	6.1
Expected volatility	47%	48%	49%	48%

ESPP grants:
Dividend rate	0%	—	0%	—
Risk-free interest rate	0.2%	—	0.2%	—
Expected term (in years)	0.5	—	0.5	—
Expected volatility	38%	—	38%	—

The following table summarizes share-based award activity under the 2011 Plan:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balances—January 1, 2012	1,886,296	2,871,005	$4.15	—
Additional shares added to the pool	919,127	—	—	—
Granted	(608,478)	437,981	32.65	170,497	$33.19
Exercised or released	—	(581,457)	1.84	—	—
Cancelled or forfeited	128,374	(126,924)	7.11	(1,450)	32.79

Balances—June 30, 2012	2,325,319	2,600,605	$9.33	169,047	$33.19

Supplemental disclosure information about our stock options outstanding as of June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options exercisable	947,351	$2.18	6.59	$25,235

Options outstanding	2,600,605	$9.33	7.97	$52,410

The aggregate intrinsic value of options exercised under the Plan was $15.4 million for the six months ended June 30, 2012. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of June 30, 2012 was $28.82 per share. As of June 30, 2012, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $12.0 million, net of estimated forfeitures. As of June 30, 2012, this cost will be amortized to expense over a weighted-average remaining period of 2.5 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options were $1.1 million and $0.5 million for the six months ended June 30, 2012, and 2011, respectively. There was no capitalized stock-based compensation cost and there were no recognized stock-based compensation tax benefits during the six months ended June 30, 2012 and 2011.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the six months ended June 30, 2012 and the year ended December 31, 2011. As of June 30, 2012, 527,387 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of June 30, 2012, 120,000 shares were unvested.

9.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.2 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. These income tax expense amounts were primarily attributable to foreign taxes.

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

The following table presents a summary of the Company’s operating segments (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Imperva:
Net revenue	$24,394	$18,818	$45,819	$35,241
Operating loss	(784)	(2,152)	(3,281)	(4,733)
Provision for income tax	230	139	373	244
Net loss	(810)	(2,397)	(3,649)	(5,181)
Depreciation and amortization	411	345	810	707
Stock-based compensation	1,159	287	1,820	570
Total assets	$129,589	$40,074	$129,589	$40,074

Incapsula:
Net revenue	$160	$8	$253	$8
Operating loss	(665)	(637)	(1,319)	(1,188)
Provision for (benefit from) income tax	(3)	11	7	22
Net loss	(855)	(628)	(1,390)	(1,181)
Depreciation and amortization	28	7	40	13
Stock-based compensation	7	6	14	6
Total assets	$5,116	$724	$5,116	$724

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Maintenance and support	$7,950	$5,907	$15,490	$11,314
Professional services and training	1,584	1,243	2,840	2,060
Subscriptions	976	297	1,646	518

Total net services revenue	$10,510	$7,447	$19,976	$13,892

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Americas	$14,575	$11,507	$27,115	$22,201
EMEA	5,285	4,775	10,789	8,521
APAC	4,694	2,544	8,168	4,527

Total net revenue	$24,554	$18,826	$46,072	$35,249

The following table presents long-lived assets by location (in thousands):

	As of June 30,	As of December 31,
	2012	2011
United States	$1,682	$1,815
Israel	2,364	2,196
Other	15	15

Total long-lived assets	$4,061	$4,026

11.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and six months ended June 30,
	2012	2011
Convertible preferred stock	—	10,761,511
Stock options to purchase common stock	2,600,605	2,748,250
Restricted stock units for common stock	169,047	—
Restricted shares of common stock subject to repurchase	647,387	965,182
Common stock warrants	8,333	—
Convertible preferred stock warrants	—	19,999

12.	Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, the Executive Vice President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.3 million for both the three months and six months ended June 30, 2012. As of June 30, 2012, Imperva had accounts receivable from the reseller for the indirect sales to Seagate of approximately $0.3 million.

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

Our research and development efforts are focused primarily on improving and enhancing our existing data security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2012, we had 142 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $4.9 million and $9.9 million for the three and six months ended June 30, 2012, respectively, as compared to $4.3 million and $8.2 million for the same periods in 2011, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Data Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2012, 59% of our total revenue was generated from the Americas, 23% from Europe, Middle East and Africa (“EMEA”) and 18% from Asia Pacific.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 550 channel partners worldwide, including both resellers and distributors. Historically, our channel partners originated over 55% and fulfilled almost 90% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of June 30, 2012, we had over 1,900 customers in more than 60 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $78.3 million in 2011. We have incurred net losses attributable to our stockholders of $4.8 million and $10.3 million in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. As of June 30, 2012, we had an accumulated deficit of $70.9 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of June 30,		For the six months ended or As of June 30,
	2012	2011	2012	2011
	(in thousands, except number of customers and percentages)
Net revenue	$24,554	$18,826	$46,072	$35,249
Gross margin	78.0%	79.2%	78.3%	79.4%
Loss from operations	$(1,449)	$(2,789)	$(4,600)	$(5,921)
Total deferred revenue	$36,473	$24,451	$36,473	$24,451
Cash, cash equivalents and short-term investments	$100,262	$14,907	$100,262	$14,907
Net cash provided by (used in) operations	$(442)	$(3,990)	$2,857	$(2,896)
Number of customers	1,956	1,480	1,956	1,480

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Americas	$14,575	$11,507	$27,115	$22,201
EMEA	5,285	4,775	10,789	8,521
APAC	4,694	2,544	8,168	4,527

Total net revenue	$24,554	$18,826	$46,072	$35,249

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months and six months ended June 30, 2012 and 2011 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$14,044	57.2%	$11,379	60.4%	$26,096	56.6%	$21,357	60.6%
Services:
Maintenance and Support	7,950	32.4%	5,907	31.4%	15,490	33.6%	11,314	32.1%
Professional Services and training	1,584	6.5%	1,243	6.6%	2,840	6.2%	2,060	5.8%
Subscriptions	976	4.0%	297	1.6%	1,646	3.6%	518	1.5%

Total Services	10,510	42.8%	7,447	39.6%	19,976	43.4%	13,892	39.4%

Total net revenue	24,554	100.0%	18,826	100.0%	46,072	100.0%	35,249	100.0%

Cost of revenue:
Products and license	$2,274	9.3%	$1,705	9.1%	$4,128	9.0%	3,076	8.7%
Services	3,139	12.8%	2,206	11.7%	5,872	12.7%	4,169	11.8%

Total cost of revenue	5,413	22.0%	3,911	20.8%	10,000	21.7%	7,245	20.6%

Gross profit	19,141	78.0%	14,915	79.2%	36,072	78.3%	28,004	79.4%
Operating expenses:
Research and development	$4,925	20.1%	$4,316	22.9%	$9,918	21.5%	8,243	23.4%
Sales and marketing	11,926	48.6%	10,559	56.1%	23,522	51.1%	20,559	58.3%
General and administrative	3,739	15.2%	2,829	15.0%	7,232	15.7%	5,123	14.5%

Total operating expenses	20,590	83.9%	17,704	94.0%	40,672	88.3%	33,925	96.2%

Loss from operations	(1,449)	-5.9%	(2,789)	-14.8%	(4,600)	-10.0%	(5,921)	-16.8%
Other income (expense), net	11	0.0%	(86)	-0.5%	(59)	-0.1%	(175)	-0.5%

Loss before provision for income taxes	$(1,438)	-5.9%	$(2,875)	-15.3%	$(4,659)	-10.1%	$(6,096)	-17.3%
Provision for income taxes	227	0.9%	150	0.8%	380	0.8%	266	0.8%

Net loss	(1,665)	-6.8%	(3,025)	-16.1%	(5,039)	-10.9%	(6,362)	-18.0%
Loss attributable to noncontrolling interest	132	0.5%	149	0.8%	235	0.5%	280	0.8%

Net loss attributable to Imperva, Inc. stockholders	$(1,533)	-6.3%	$(2,876)	-15.3%	$(4,804)	-10.4%	$(6,082)	-17.3%

Comparison of the Three Months and Six Months Ended June 30, 2012 and 2011

Net Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
				(dollars in thousands)
Products and license	$14,044	$11,379	$2,665	23.4%	$26,096	$21,357	$4,739	22.2%
Percentage of net revenue	57.2%	60.4%			56.6%	60.6%
Services:
Maintenance and Support	7,950	5,907	2,043	34.6%	15,490	11,314	4,176	36.9%
Percentage of net revenue	32.4%	31.4%			33.6%	32.1%
Professional Services and training	1,584	1,243	341	27.4%	2,840	2,060	780	37.9%
Percentage of net revenue	6.4%	6.6%			6.2%	5.8%
Subscriptions	976	297	679	228.6%	1,646	518	1,128	217.8%
Percentage of net revenue	4.0%	1.6%			3.6%	1.5%

Total Services	10,510	7,447	3,063	41.1%	19,976	13,892	6,084	43.8%
Percentage of net revenue	42.8%	39.6%			43.4%	39.4%

Total net revenue	$24,554	$18,826	$5,728	30.4%	$46,072	$35,249	$10,823	30.7%

Americas	$14,575	$11,507	$3,068	26.7%	$27,115	$22,201	$4,914	22.1%
Percentage of net revenue	59.4%	61.1%			58.9%	63.0%
EMEA	5,285	4,775	510	10.7%	10,789	8,521	2,268	26.6%
Percentage of net revenue	21.5%	25.4%			23.4%	24.2%
APAC	4,694	2,544	2,150	84.5%	8,168	4,527	3,641	80.4%
Percentage of net revenue	19.1%	13.5%			17.7%	12.8%

Total net revenue	$24,554	$18,826	$5,728	30.4%	$46,072	$35,249	$10,823	30.7%

Our net revenue increased by $5.7 million, or 30.4%, to $24.6 million during the three months ended June 30, 2012 from $18.8 million during the three months ended June 30, 2011 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings consistent with our business plan and expectations for growth. The Americas and APAC regions contributed the largest portion of this growth combining to have a $5.2 million increase over the same period in 2011. The growth in our APAC net revenues is attributable to increases in our sales personnel focused on the Asia Pacific region which resulted in an increase in revenue in Asia Pacific of $2.2 million, or approximately an 84.5% change over the same period in 2011. The Americas revenue growth in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to sales of both product and licenses, and services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements.

Products and license revenue increased by $2.7 million, or 23.4%, to $14.0 million during the three months ended June 30, 2012 from $11.4 million during the three months ended June 30, 2011. The change in product and license revenue was driven by increases in the Americas and APAC regions in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $3.1 million, or 41.1%, to $10.5 million during the three months ended June 30, 2012 from $7.4 million during the three months ended June 30, 2011. During the three months ended June 30, 2012, our services revenue was comprised of $7.9 million in maintenance and support, $1.6 million in professional services and training and $1.0 million in subscriptions. The change in services revenue in the three months ended June 30, 2012 from three months ended June 30, 2011 was primarily due to an increase of $2.0 million in maintenance and support revenue resulting from our larger installed base, $0.3 million in professional services and training revenues due primarily to an increase in the number of implementation projects and $0.7 million in subscriptions revenue from our ThreatRadar product, which was launched in the first quarter of 2010.

Our net revenue increased by $10.8 million, or 30.7%, to $46.1 million during the six months ended June 30, 2012 from $35.2 million during the six months ended June 30, 2011 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings consistent with our business plan and expectations for growth. The Americas region contributed the largest portion of this growth increasing by $4.9 million, or 22.1%, growing from $22.2 million for the six months ended June 30, 2011 to $27.1 million for the 2012 period. In addition, increases in our sales personnel focused on the Asia Pacific region resulted in an increase in revenue in Asia Pacific of $3.6 million, or approximately an 80.4% change over the same period in 2011.

Products and license revenue increased by $4.7 million, or 22.2%, to $26.1 million during the six months ended June 30, 2012 from $21.4 million during the six months ended June 30, 2011. The change in product and license revenue was driven by increases in the Americas and APAC regions in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $6.1 million, or 43.8%, to $20.0 million during the six months ended June 30, 2012 from $13.9 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, our services revenue was comprised of $15.5 million in maintenance and support, $2.8 million in professional services and training and $1.6 million in subscriptions. The change in services revenue in the six months ended June 30, 2012 from the six months ended June 30, 2011 was primarily due to an increase of $4.2 million in maintenance and support revenue resulting from our larger installed base, $0.8 million in professional services and training revenues due primarily to an increase in the number of implementation projects and $1.1 million in subscriptions revenue from our ThreatRadar product, which was launched in the first quarter of 2010.

Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)
Products and license	$11,770	$9,674		$21,968	$18,281
Gross Margin %	83.8%	85.0%	-1.2%	84.2%	85.6%	-1.4%
Services gross profit	7,371	5,241		14,104	9,723
Gross Margin %	70.1%	70.4%	-0.3%	70.6%	70.0%	0.6%

Total gross profit	$19,141	$14,915		$36,072	$28,004
Gross Margin %	78.0%	79.2%	-1.2%	78.3%	79.4%	-1.1%

Total gross margin decreased 1.2 percentage points from 79.2% during the three months ended June 30, 2011 to 78.0% during the three months ended June 30, 2012 primarily due to a decrease in products and license gross margin of 1.2 percentage points in the three months ended June 30, 2012 compared to the same period in 2011. The change was primarily due to an increase in sales of certain products which carry third party license fees during the three months ended June 30, 2012.

Total gross margin decreased 1.1 percentage points from 79.4% during the six months ended June 30, 2011 to 78.3% during the six months ended June 30, 2012 primarily due to a decrease in products and license gross margin of 1.4 percentage points in the six months ended June 30, 2012 compared to the same period in 2011. The change was partially due to an increase in lower margin products sold in the APAC region as compared to the six months ended June 30, 2011 which was attributable to our efforts to further expand our APAC reseller base and regional coverage. In addition, we incurred an increase in third party license fees from sales of certain products and licenses during the six months ended June 30, 2012. The 0.6 percentage point increase in services gross margin was mostly due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services.

Operating Expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars in thousands
Operating expenses:
Research and development	$4,925	$4,316	$609	14.1%	$9,918	$8,243	1,675	20.3%
Percentage of net revenue	20.1%	22.9%			21.5%	23.4%
Sales and marketing	11,926	10,559	1,367	12.9%	23,522	20,559	2,963	14.4%
Percentage of net revenue	48.6%	56.1%			51.1%	58.3%
General and administrative	3,739	2,829	910	32.2%	7,232	5,123	2,109	41.2%
Percentage of net revenue	15.2%	15.0%			15.7%	14.5%

Total operating expenses	$20,590	$17,704	$2,886	16.3%	$40,672	$33,925	$6,747	19.9%

Results above include stock-based compensation expense of:

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Cost of revenues	$104	$26	$78	$159	$44	$115
Research and development	260	30	230	387	48	339
Sales and marketing	439	85	354	700	143	557
General and administrative	363	152	211	588	341	247

	$1,166	$293	$873	$1,834	$576	$1,258

Research and development expenses increased by $0.6 million, or 14.1%, to $4.9 million during the three months ended June 30, 2012 from $4.3 million during the three months ended June 30, 2011. The change was primarily attributable to an increase of $0.5 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts. In addition, facility and depreciation expenses increased by $0.1 million.

Sales and marketing expenses increased by $1.3 million, or 12.9%, to $11.9 million during the three months ended June 30, 2012 from $10.6 million during the three months ended June 30, 2011. The change was due to an increase of $1.3 million in personnel costs, including stock-based compensation, due to increased headcount in all regions in an effort to help drive our overall revenue growth.

General and administrative expenses increased by $0.9 million, or 32.2%, to $3.7 million during the three months ended June 30, 2012 from $2.8 million during the three months ended June 30, 2011. The change was primarily due to an increase of $0.3 million in personnel costs, including stock-based compensation, related to increased headcount to support the growth and operations of our business and to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company, and $ 0.6 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance.

For the six months ended June 30, 2012, research and development expenses increased by $1.7 million, or 20.3%, to $9.9 million from $8.2 million during the six months ended June 30, 2011. The change was primarily attributable to an increase of $1.5 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts. In addition, facility and depreciation expenses increased by $0.3 million.

Sales and marketing expenses increased by $3.0 million, or 14.4%, to $23.5 million during the six months ended June 30, 2012 from $20.5 million during the six months ended June 30, 2011. The change was due to an increase of $2.5 million in personnel costs, including stock-based compensation, due to increased headcount in all regions in an effort to help drive our overall revenue growth, and $0.5 million in travel expenses.

General and administrative expenses increased by $2.1 million, or 41.2%, to $7.2 million during the six months ended June 30, 2012 from $5.1 million during the six months ended June 30, 2011. The change was primarily due to an increase of $1.0 million in personnel costs, including stock-based compensation, related to increased headcount to support the growth and operations of our business and to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company, and $1.2 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance.

Loss from Operations

Three months ended June 30,				Six months ended June 30,
2012	2011	Change	% Change	2012	2011	Change	% Change
(dollars in thousands)
$(1,449)	$(2,789)	$1,340	48.0%	$(4,600)	$(5,921)	$1,321	22.3%

Our loss from operations decreased by $1.3 million, or 48.0%, from $2.8 million during the three months ended June 30, 2011 to $1.4 million during the three months ended June 30, 2012. Our gross profit increased by $4.2 million during the three months ended June 30, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $1.4 million to expand our global sales efforts, and an increase of $0.9 million of general and administrative costs primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $0.6 million from planned hiring to support our ongoing product development efforts. The increase in operating expenses during the three months ended June 30, 2012 was consistent with our planned results given the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

For the six months ended June 30, 2012, our loss from operations decreased by $1.3 million, or 22.3%, as compared to $5.9 million during the six months ended June 30, 2011. Our gross profit increased by $8.1 million during the six months ended June 30, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $3.0 million to expand our global sales efforts, and an increase of $2.1 million of general and administrative costs primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $1.7 million from planned hiring to support our ongoing product development efforts. The increase in operating expenses during the six months ended June 30, 2012 was consistent with our planned results given the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

Other Income (Expense), net

Three months ended June 30,		Change		Six months ended June 30,		Change
2012	2011	Amount	%	2012	2011	Amount	%
(dollars in thousands)
$11	$(86)	$97	112.8%	$(59)	$(175)	$116	66.3%

Other income (expense), net was $0.0 million during the three months ended June 30, 2012 as compared to $(0.1) million for the three months ended June 30, 2011. The primary change in the components of other income (expense), net, in the three months ended June 30, 2012 compared to the prior year was an increase in interest income of $0.1 million.

Other income (expense), net was $(0.1) million during the six months ended June 30, 2012 as compared to $(0.2) million for the six months ended June 30, 2011. The primary change in the components of other income (expense), net, in the three months ended June 30, 2012 compared to the prior year was an increase in interest income of $0.2 million and a decrease of $0.1 million in convertible preferred stock warranty liability losses, partially offset by an increase in forward foreign exchange losses of $(0.2) million.

Provision for Income Taxes

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars in thousands
Provision for income taxes	$227	$150	$77	51.3%	$380	$266	$114	42.9%
Effective tax rate	-16.4%	-5.2%			-8.3%	-4.4%

The provision for income taxes for the three months ended June 30, 2012 and 2011 is comprised primarily of foreign income taxes. The increase in the provision for income taxes in the three months ended June 30, 2012 compared with the three months ended June 30, 2011 was primarily attributable to an increase in income in our foreign operations.

For the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, the provision for income taxes increased $0.1 million primarily due to an increase in income in foreign operations.

Deferred Revenue

	As of June 30,		Change
	2012	2011	Amount	%
	(dollars in thousands
Total deferred revenue	$36,473	$24,451	$12,022	49.2%

Deferred revenue increased by $12.0 million, or 49.2%, to $36.5 million as of June 30, 2012 from $24.5 million as of June 30, 2011. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of June 30,	As of June 30,	Change
	2012	2011	Amount	%
Number of customers	1,956	1,480	476	32.2%

Our customers increased by 476, or 32.2%, to 1,956 as of June 30, 2012 from 1,480 as of June 30, 2011. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 186 people as of June 30, 2011 to 215 as of June 30, 2012. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers, particularly in the Asia Pacific region, while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of June 30, 2012, we had $100.3 million of cash, cash equivalents and short-term investments, $3.5 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $100.3 million as of June 30, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of June 30, 2012, we had no amounts outstanding under our credit facility agreement which has a maximum borrowing capacity of $6.0 million and a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on October 15, 2012. As of June 30, 2012, we were compliant with the covenant of the credit facility.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six months ended June 30,
	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$2,857	$(2,896)
Net cash provided by (used in) investing activities	(40,082)	882
Net cash provided by financing activities	1,087	3

Our cash, cash equivalents and short-term investments have increased from $14.9 million as of June 30, 2011 to $100.3 million as of June 30, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, net of underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our operations, including the development of future products and product enhancements, and expansion into new sales channels and geographies.

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

Net cash provided by operating activities of $2.9 million for the six months ended June 30, 2012 reflected a net loss of $5.0 million, adjusted for non-cash charges of $2.9 million, as well as a net change of $5.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of a decrease in accounts receivable of $2.5 million, an increase in accrued compensation and benefits of $1.0 million, as well as a $3.5 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers. These changes were partially offset by an increase in prepaid expenses and other assets of $0.8 million, and a decrease in accounts payable of $1.1 million.

Net cash provided used in operating activities of $2.9 million for the six months ended June 30, 2011 reflected a net loss of $6.4 million, partially offset by non-cash charges of $1.4 million, as well as a net change of $2.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of a $3.2 million increase in our deferred revenue, partially offset by a decrease in accounts payable of $1.1 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the six months ended June 30, 2012, cash used in investing activities was $40.1 million, primarily as a result of $38.9 million in net purchases of short-term investments in addition to $0.9 million in capital expenditures.

In the six months ended June 30, 2011, cash provided by investing activities of $0.9 million was primarily attributable to $0.9 million in net proceeds from sales and maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2012 as a result of proceeds from the exercise of stock options of $1.1 million.

During the six months ended June 2011 cash provided by financing activities was $0.0 million, primarily as a result of a $0.5 million repayment on our revolving credit facility, offset by $0.5 million in proceeds from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2012:

		Payments Due by Period
Contractual Obligations:	2012	2013	2014	2015	2016	Thereafter	Total
		(in thousands)

Operating lease obligations(1)	$1,191	$2,719	$2,508	$2,147	$2,004	$1,383	$11,952
Cancelable lease obligations(2)	—	—	—	—	—		—
Severance Pay Fund(3)	—	—	—	—	—		3,102
Purchase commitments(4)	2,923	—	—	—	—		2,923

Total	$4,114	$2,719	$2,508	$2,147	$2,004	$1,383	$17,977

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2012, we made regular lease payments of $0.7 million under the operating lease agreements.
(2)	Cancelable lease obligations represent our obligations under our motor vehicle lease agreement. We have the option to cancel the lease at any time which may result in penalties in a maximum amount of $76,000 as of June 30, 2012. During the six months ended June 30, 2012, we made regular lease payments of $0.2 million under the cancelable lease obligations.
(3)	Our consolidated balance sheet as of June 30, 2012 includes $3.1 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(4)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the six months ended June 30, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We do not believe we are a party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our operations or financial position. However, we have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Litigation may be necessary to defend ourselves, our channel partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we may not become profitable and our revenue growth may not continue.

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.3 million in 2009, $12.0 million in 2010, $10.3 million in 2011 and $4.8 million in the six months ended June 30, 2012. As a result, we had an accumulated deficit of $70.9 million at June 30, 2012. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in our operating margins will suffer. Any failure by us to achieve and maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our limited operating history and the rapidly evolving nature of the markets in which we operate may make it difficult for you to evaluate our business.

We were incorporated in 2002, and since that time have been developing products to meet the rapidly evolving demands of customers in the markets in which we operate. We shipped our initial web application security and data security products in 2002, in 2006, we expanded our database security product to include compliance features and in 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based services with ThreatRadar and, in 2011, we introduced our cloud-based offerings for mid-market enterprises and small to medium-sized businesses (“SMB”) through Incapsula, Inc., our majority-owned subsidiary. This limited operating history, as well as the early stage of our relationships with many of our channel partners, makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. Because of our limited historic operating history and rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

Further, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources, which may lead customers to defer or forgo planned purchases, subjecting our results in any particular quarter or the longer term to changes in global economic conditions, reductions in general information technology spending or other factors that affect these decisions. Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly operating results. This variability and unpredictability could result in our failure to meet our revenue or other operating result expectations or those of securities analysts or investors for a particular period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term. If we fail to meet or exceed expectations for our business for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

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

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop product enhancements or new products to meet such needs or opportunities in a timely manner or at all. Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we are now offering cloud-based data security services through Incapsula. The market for cloud-based data security solutions is relatively new and it is uncertain whether Incapsula’s services will gain market acceptance.

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

Data thieves are sophisticated, often affiliated with organized crime and operate large scale and complex automated attacks. In addition, their techniques change frequently and generally are not recognized until launched against a target. If we fail to identify and respond to new and complex methods of attack and to update our products to detect or prevent such threats in time to protect our customers’ high-value business data, our business and reputation will suffer.

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

A failure to manage excess inventories or inventory shortages could result in decreased revenue and gross margins and harm our business.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010 and 8% of our bookings for the six months ended June 30, 2012 and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through our channel partners. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations.

In addition, for purchases by the U.S. federal government, we must comply with laws and regulations relating to U.S. federal government contracting, which affect how we and our channel partners do business in connection with U.S. federal agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts and suspension or debarment from government contracting for a period of time. Any such damages, penalties, disruption or limitation in our ability to do business with the U.S. federal government may adversely impact our results of operations.

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

Our services revenue accounted for 34.6% of our total revenue for 2009, 37.7% of our total revenue for 2010, 39.2% of our total revenue for 2011 and 43.4% of our total revenue for the six months ended June 30, 2012. Sales of new or renewal services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011 and the six months ended June 30, 2012, we incurred approximately 37% and 38%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For instance, in the third quarter of 2011, we completed the implementation of NetSuite, an on-demand enterprise resource planning (“ERP”) system, replacing our prior ERP system. We have a limited operating history using NetSuite and may encounter difficulties using NetSuite to manage critical functions of our business.

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

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In June 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

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

We have eight issued patents in the United States, but this number is relatively small in comparison to our competitors. We have nine pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 43% of our outstanding common stock as of August 1, 2012. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. Some holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also registered shares of common stock that we have issued and may issue under our employee equity incentive plans, and such shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our IPO was declared effective by the SEC on November 8, 2011, and the offering of our common stock commenced on November 9, 2011. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering, and RBC Capital Markets, LLC, Lazard Capital Markets LLC and Pacific Crest Securities, Inc. acted as co-managers of the offering. The offering has been completed.

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

IMPERVA, INC.

Date: August 13, 2012	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.					X

10.2	Second Amendment to Lease Agreement effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	5-30-12

10.3#	Amended 2012 Imperva Compensation Plan for Ralph Pisani.	8-K	001-35338	10.1	7-17-12

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.
#	Indicates management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva, Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.