Form 10-Q
period 2012-09-30
IMPERVA INC
filed 2012-11-13
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2012: 24,046,130 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2012 and 2011	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2012 and 2011	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,468	$96,025
Short-term investments	45,212	1,587
Restricted cash	591	687
Accounts receivable, net of allowance for doubtful accounts of $327 and $225 as of September 30, 2012 and December 31, 2011, respectively	26,719	25,736
Inventory	313	442
Deferred tax assets	250	246
Prepaid expenses and other current assets	2,624	1,352

Total current assets	132,177	126,075
Property and equipment, net	4,457	4,026
Severance pay fund	2,825	2,652
Restricted cash	666	666
Deferred tax assets	46	46
Other assets	608	77

TOTAL ASSETS	$140,779	$133,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,730	$3,534
Accrued compensation and benefits	10,107	7,491
Accrued and other current liabilities	3,848	4,408
Deferred revenue	26,430	21,982

Total current liabilities	44,115	37,415
Other liabilities	1,955	2,856
Deferred revenue	11,868	10,943
Accrued severance pay	3,238	2,760

TOTAL LIABILITIES	61,176	53,974

Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 24,037,971 and 22,978,166 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	153,328	147,085
Accumulated deficit	(72,793)	(66,130)
Accumulated other comprehensive income (loss)	32	(616)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	80,569	80,341
Noncontrolling interest	(966)	(773)

TOTAL STOCKHOLDERS’ EQUITY	79,603	79,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,779	$133,542

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue:
Products and license	$14,677	$11,464	$40,773	$32,821
Services	11,667	8,274	31,643	22,166

Total net revenue	26,344	19,738	72,416	54,987
Cost of revenue:
Products and license	2,064	1,357	6,192	4,433
Services	3,466	2,893	9,338	7,062

Total cost of revenue	5,530	4,250	15,530	11,495

Gross profit	20,814	15,488	56,886	43,492
Operating expenses:
Research and development	5,154	4,615	15,072	12,858
Sales and marketing	13,218	10,411	36,740	30,970
General and administrative	4,104	3,063	11,336	8,186

Total operating expenses	22,476	18,089	63,148	52,014

Loss from operations	(1,662)	(2,601)	(6,262)	(8,522)
Other income (expense), net	(67)	(63)	(126)	(238)

Loss before provision for income taxes	(1,729)	(2,664)	(6,388)	(8,760)
Provision for income taxes	262	205	642	471

Net loss	(1,991)	(2,869)	(7,030)	(9,231)
Loss attributable to noncontrolling interest	132	178	367	458

Net loss attributable to Imperva, Inc. stockholders	$(1,859)	$(2,691)	$(6,663)	$(8,773)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.08)	$(0.48)	$(0.29)	$(1.64)

Shares used in computing net loss per share of common stock, basic and diluted	23,159,742	5,553,912	22,683,810	5,334,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,991)	$(2,869)	$(7,030)	$(9,231)

Other comprehensive loss (net of tax):
Change in unrealized gain (loss) on investments.	151	(4)	186	(2)
Change in unrealized gain (loss) on derivatives	391	(339)	462	(810)

Comprehensive loss	(1,449)	(3,212)	(6,382)	(10,043)
Comprehensive loss attributable to noncontrolling interest	132	178	367	458

Comprehensive loss attributable to Imperva, Inc. stockholders	$(1,317)	$(3,034)	$(6,015)	$(9,585)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

For the nine months ended September 30, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock upon exercise of stock options	1,059,805	—	2,140	—	—	—	2,140
Vesting of restricted stock	—	—	681	—	—	—	681
Stock-based compensation	—	—	3,596	—	—	—	3,596
Purchase of additional ownership interest in Incapsula, Inc	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	186	—	186
Change in unrealized gain (loss) on derivatives	—	—	—	—	462	—	462
Net loss	—	—	—	(6,663)	—	(367)	(7,030)

Comprehensive loss							(6,382)

Balance as of September 30, 2012	24,037,971	$2	$153,328	$(72,793)	$32	$(966)	$79,603

For the nine months ended September 30, 2011

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2011	10,761,511	$53,442	6,143,018	$1	$3,340	$(55,861)	$452	$(351)	$(52,419)
Issuance of common stock upon exercise of stock options	—	—	357,166	—	542	—	—	—	542
Issuance of common stock upon early exercise of stock awards	—	—	90,000	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	708	—	—	—	708
Stock-based compensation	—	—	—	—	1,154	—	—	—	1,154
Purchase of additional ownership interest in Incapsula, Inc	—	—	—	—	(167)	—	—	167	—
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(2)	—	(2)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(810)	—	(810)
Net loss	—	—	—	—	—	(8,773)	—	(458)	(9,231)

Comprehensive loss									(10,043)

Balance as of September 30, 2011	10,761,511	$53,442	6,590,184	$1	$5,577	$(64,634)	$(360)	$(642)	$(60,058)

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,030)	$(9,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,312	1,123
Stock-based compensation	3,596	1,154
Revaluation of convertible preferred stock warrant liability	—	154
Amortization of premiums/accretion of discounts on short-term investments	337	—
Changes in operating assets and liabilities:
Accounts receivable, net	(983)	(2,289)
Inventory	129	(100)
Prepaid expenses and other assets	(1,134)	(159)
Accounts payable	196	59
Accrued compensation and benefits	2,616	728
Accrued and other liabilities	(587)	(963)
Severance pay (net)	305	44
Deferred revenue	5,373	4,343
Deferred tax assets	(4)	2
Other	15	79

Net cash provided by (used in) operating activities	4,141	(5,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(50,744)	(988)
Proceeds from sales/maturities of short-term investments	6,928	2,266
Purchase of property and equipment	(1,758)	(1,036)
Purchase of other assets	(400)	—
Change in restricted cash	96	159

Net cash provided by (used in) investing activities	(45,878)	401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,140	542
Initial public offering costs paid	—	(2,802)
Proceeds from issuance of restricted stock	—	963
Borrowings on revolving credit facility	—	3,000
Repayments of revolving credit facility	—	(501)

Net cash provided by financing activities	2,140	1,202

Effect of exchange rate changes on cash and cash equivalents	40	68

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,557)	(3,385)
CASH AND CASH EQUIVALENTS - Beginning of period	96,025	16,410

CASH AND CASH EQUIVALENTS - End of period	56,468	13,025

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$681	$708

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For its majority-owned subsidiary, Incapsula, Inc. (“Incapsula”), the Company separately presents the non-controlling interest on its Condensed Consolidated Balance Sheets in Total Stockholders’ Equity and in its Condensed Consolidated Statements of Operations.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable at each respective balance sheet date. For the three months ended September 30, 2012, the Company had one customer that represented 11% of the Company’s total revenue. For the three months ended September 30, 2011, the Company had one customer that represented 15% of the Company’s total revenue. For the nine months ended September 30, 2012 and 2011, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There was one customer who represented 11% of gross accounts receivable as of September 30, 2012 and there was no such customer as of December 31, 2011.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

As of September 30, 2012 and December 31, 2011, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

3.	Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in commercial paper, money market funds and various deposit accounts.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$23,766	$—	$—	$23,766
Bank deposits	12,519	—	—	12,519
Commercial paper	16,999	—	2	16,997
Money market funds	3,186	—	—	3,186

Total	$56,470	$—	$2	$56,468

Short-term investments:
Commercial paper	$9,518	$2	$—	$9,520
Corporate debt obligations	20,830	47	—	20,877
Bank deposits	10,063	—	—	10,063
US agency securities	2,003	—	1	2,002
Mutual funds	2,667	83	—	2,750

Total	$45,081	$132	$1	$45,212

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,023	$—	$—	$26,023
Bank deposits	20,000	—	—	20,000
Money market funds	50,002	—	—	50,002

Total	$96,025	—	—	$96,025

Short-term investments - Mutual funds	$1,644	$—	$57	$1,587

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of September 30, 2012 and December 31, 2011.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2012 (in thousands):

	As of September 30, 2012
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$38,772	$38,934
Due within two years	6,254	6,278

Total	$45,026	$45,212

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4.	Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2012.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy (in thousands):

	As of September 30, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$12,519	$—	$12,519
Commercial paper	—	16,997	—	16,997
Money market funds	3,186	—	—	3,186
Short-term investments:
Corporate debt obligations	—	20,877	—	20,877
Bank deposits	—	10,063	—	10,063
Commercial paper	—	9,520	—	9,520
US agency securities	—	2,002	—	2,002
Mutual funds	2,750	—	—	2,750
Prepaid expenses and other current assets - Forward foreign exchange contracts	—	269	—	269

Total financial assets	$5,936	$72,247	$—	$78,183

Financial Liability -
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$350	$—	$350

	As of December 31, 2011
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$20,000	$—	$20,000
Money market funds	50,002	—	—	50,002
Short-term investments - Mutual funds	1,587	—	—	1,587

Total financial assets	$51,589	$20,000	$—	$71,589

Financial Liability -
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$631	$—	$631

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $2.8 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	Asset (Liability) as of September 30,		(Liability) as of December 31,
	2012		2011
			(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward foreign exchange contracts included in accrued and other current liabilities	$15,378	$(350)	$20,135	$(631)
Forward foreign exchange contracts included in prepaid expenses and other current assets	$12,446	$269	—	—

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$223	$—	223	$—
Losses recognized in OCI (a)	(115)	(204)	(225)	(138)
Gains recognized from accumulated OCI into net loss (b)	—	139	—	674
Losses recognized from accumulated OCI into net loss (b)	(283)	—	(464)	—
Gains recognized in net loss (c)	—	—	—	49
Losses recognized in net loss (c)	—	(6)	(5)	—
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (d)	47	—	117	—
Losses recognized in net loss (d)	$—	$—	$(17)	$—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $(17) and $(266) were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2012 and $(31) and $(433) were recognized within cost of sales and operating expenses for the nine months ended September 30, 2012. $11 and $128 were recognized within cost of sales and operating expenses, respectively for the three months ended September 30, 2011 and $53 and $621 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2011. All amounts are reflected with the respective condensed consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility of up to $6.0 million with a financial institution. As of September 30, 2012 and December 31, 2011, there was no balance outstanding on the credit facility. The credit facility originally provided for an expiration on October 15, 2012, which has since been extended through December 17, 2012. The Company expects to enter into a one-year extension to the credit facility on substantially similar terms prior to its expiration. The credit facility, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of September 30, 2012 and December 31, 2011, the Company was compliant with the covenant of the credit facility.

7.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2018. Future minimum payments under these facility operating leases are as follows as of September 30, 2012 (in thousands):

Year Ending December 31:
2012 (remaining 3 months)	$662
2013	3,359
2014	2,617
2015	2,271
2016	2,131
Thereafter	1,513

Total	$12,553

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2012 and 2011 was $1.5 million and $1.7 million, respectively.

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

As of September 30, 2012 the Company has $666,000 in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $78,000 as of September 30, 2012. Motor vehicle lease expenses for the nine months ended September 30, 2012, and 2011 were $1.5 million, and $1.4 million, respectively.

(c) Purchase Commitments

As of September 30, 2012 and December 31, 2011, the Company had purchase commitments of $3.5 million and $3.0 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of September 30, 2012, the Company had $562,000 of restricted deposits to secure the stand-by letters of credit provided.

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

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

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

The following table summarizes option activity under the Incapsula Plan and related information for the nine months ended September 30, 2012:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding - January 1, 2012	2,921,833	1,774,000	$0.08
Granted	(232,500)	232,500	0.25
Exercised	—	(90,000)	0.15
Forfeited	50,000	(50,000)	0.19

Outstanding - September 30, 2012	2,739,333	1,866,500	$0.10

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Cost of revenues	$143	$29	$302	$73
Research and development	372	35	759	83
Sales and marketing	665	102	1,365	245
General and administrative	582	412	1,170	753

Total stock-based compensation expense	$1,762	$578	$3,596	$1,154

The fair value of stock option and ESPP grants to employees for the three and nine months ended September 30, 2012 and 2011 was estimated using the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.8%	1.1%	1.0%	0.9%
Expected term (in years)	6.1	5.3	6.0	4.2
Expected volatility	46%	49%	48%	59%

ESPP grants:
Dividend rate	—	—	0%	—
Risk-free interest rate	—	—	0.2%	—
Expected term (in years)	—	—	0.5	—
Expected volatility	—	—	38%	—

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes share-based award activity under the 2011 Plan:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balances - January 1, 2012	1,886,296	2,871,005	$4.15	—	$—
Additional shares added to the pool	919,127	—		—	—
Granted	(965,952)	580,184	31.79	385,768	31.14
Exercised or released	—	(1,059,806)	2.00	—	—
Cancelled or forfeited	183,229	(177,854)	9.91	(5,375)	34.02

Balances - September 30, 2012	2,022,700	2,213,529	$11.97	380,393	$31.10

Supplemental disclosure information about our stock options outstanding as of September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options exercisable	639,185	$3.42	6.95	$21,460

Options outstanding	2,213,529	$11.97	8.18	$55,431

The aggregate intrinsic value of options exercised under the Plan was $29.0 million for the nine months ended September 30, 2012. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of September 30, 2012 was $36.99 per share. As of September 30, 2012, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $16.4 million, net of estimated forfeitures. As of September 30, 2012, this cost will be amortized to expense over a weighted-average remaining period of 2.4 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost and there were no recognized stock-based compensation tax benefits during the nine months ended September 30, 2012 and 2011.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011. As of September 30, 2012, 487,833 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of September 30, 2012, 91,875 shares were unvested.

9.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. These income tax expense amounts were primarily attributable to foreign taxes.

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

The following table presents a summary of the Company’s operating segments (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Imperva:
Net revenue	$26,122	$19,711	$71,941	$54,952
Operating loss	(957)	(1,884)	(4,238)	(6,617)
Provision for income tax	224	199	597	443
Net loss	(1,134)	(2,073)	(4,783)	(7,254)
Depreciation and amortization	427	394	1,237	1,101
Stock-based compensation	1,755	567	3,575	1,137
Total assets	$136,401	$39,028	$136,401	$39,028

Incapsula:
Net revenue	$222	$27	$475	$35
Operating loss	(705)	(717)	(2,024)	(1,905)
Provision for income tax	38	6	45	28
Net loss	(857)	(796)	(2,247)	(1,977)
Depreciation and amortization	35	9	75	22
Stock-based compensation	7	11	21	17
Total assets	$4,378	$3,437	$4,378	$3,437

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Maintenance and support	$8,582	$6,452	$24,072	$17,766
Professional services and training	1,749	1,418	4,589	3,478
Subscriptions	1,336	404	2,982	922

Total net services revenue	$11,667	$8,274	$31,643	$22,166

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Americas	$16,226	$12,115	$43,341	$34,316
EMEA	5,623	4,284	16,412	12,805
APAC	4,495	3,339	12,663	7,866

Total net revenue	$26,344	$19,738	$72,416	$54,987

The following table presents long-lived assets by location (in thousands):

	As of September 30,	As of December 31,
	2012	2011
United States	$1,852	$1,815
Israel	2,584	2,196
Other	21	15

Total long-lived assets	$4,457	$4,026

11.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and nine months ended September 30,
	2012	2011
Convertible preferred stock	—	10,761,524
Stock options to purchase common stock	2,213,529	2,944,899
Restricted stock units for common stock	380,393	—
Restricted shares of common stock subject to repurchase	579,708	1,011,878
Common stock warrants	8,333	—
Convertible preferred stock warrants	—	19,999

12.	Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, the Executive Vice President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.3 million for the nine months ended September 30, 2012. Net revenues for the three months ended September 30, 2012 were not significant. As of September 30, 2012, Imperva had no accounts receivable from the reseller for the indirect sales to Seagate.

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

Overview

We are a pioneer and leader of a new category of data security solutions focused on providing visibility and control over high-value business data across critical business systems within the data center. Our SecureSphere Data Security Suite is a broad solution designed to prioritize and mitigate risks to high-value business data, protect against hackers and malicious insiders, and address and streamline regulatory compliance. SecureSphere is an integrated, modular suite, which provides database, file and web application security, and secures business data across various systems in data centers, including traditional on-premise data centers as well as private, public and hybrid cloud computing environments. We also offer cloud-based security services that deliver on-demand and cost effective web application security.

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

Our research and development efforts are focused primarily on improving and enhancing our existing data security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2012, we had 149 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $5.2 million and $15.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $4.6 million and $12.9 million for the same periods in 2011, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Data Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2012, 60% of our total revenue was generated from the Americas, 23% from Europe, Middle East and Africa (“EMEA”) and 17% from Asia Pacific.

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

As of September 30, 2012, we had over 2,000 customers in more than 60 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $78.3 million in 2011. We have incurred net losses attributable to our stockholders of $6.7 million and $10.3 million in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. As of September 30, 2012, we had an accumulated deficit of $72.8 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of September 30,		For the nine months ended or As of September 30,
	2012	2011	2012	2011
	(in thousands, except number of customers and percentages)
Net revenue	$26,344	$19,738	$72,416	$54,987
Gross margin	79.0%	78.5%	78.6%	79.1%
Loss from operations	$(1,662)	$(2,601)	$(6,262)	$(8,522)
Total deferred revenue	$38,298	$25,560	$38,298	$25,560
Cash, cash equivalents and short-term investments	$101,680	$13,025	$101,680	$13,025
Net cash provided by (used in) operations	$1,284	$(2,160)	$4,141	$(5,056)
Number of customers	2,094	1,584	2,094	1,584

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Americas	$16,226	$12,115	$43,341	$34,316
EMEA	5,623	4,284	16,412	12,805
APAC	4,495	3,339	12,663	7,866

Total net revenue	$26,344	$19,738	$72,416	$54,987

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

•	Interest Expense—Interest expense consists of interest accrued or paid on debt obligations and other credit facilities.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months and nine months ended September 30, 2012 and 2011 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2012		2011		2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$14,677	55.7%	$11,464	58.1%	$40,773	56.3%	$32,821	59.7%
Services:
Maintenance and Support	8,582	32.6%	6,452	32.7%	24,072	33.2%	17,766	32.3%
Professional Services and training	1,749	6.6%	1,418	7.2%	4,589	6.3%	3,478	6.3%
Subscriptions	1,336	5.1%	404	2.0%	2,982	4.1%	922	1.7%

Total Services	11,667	44.3%	8,274	41.9%	31,643	43.7%	22,166	40.3%

Total net revenue	26,344	100.0%	19,738	100.0%	72,416	100.0%	54,987	100.0%
Cost of revenue:
Products and license	2,064	7.8%	1,357	6.9%	6,192	8.6%	4,433	8.1%
Services	3,466	13.2%	2,893	14.7%	9,338	12.9%	7,062	12.8%

Total cost of revenue	5,530	21.0%	4,250	21.5%	15,530	21.4%	11,495	20.9%

Gross profit	20,814	79.0%	15,488	78.5%	56,886	78.6%	43,492	79.1%
Operating expenses:
Research and development	5,154	19.6%	4,615	23.4%	15,072	20.8%	12,858	23.4%
Sales and marketing	13,218	50.2%	10,411	52.7%	36,740	50.7%	30,970	56.3%
General and administrative	4,104	15.6%	3,063	15.5%	11,336	15.7%	8,186	14.9%

Total operating expenses	22,476	85.3%	18,089	91.6%	63,148	87.2%	52,014	94.6%

Loss from operations	(1,662)	-6.3%	(2,601)	-13.2%	(6,262)	-8.6%	(8,522)	-15.5%
Other income (expense), net	(67)	-0.3%	(63)	-0.3%	(126)	-0.2%	(238)	-0.4%

Loss before provision for income taxes	(1,729)	-6.6%	(2,664)	-13.5%	(6,388)	-8.8%	(8,760)	-15.9%
Provision for income taxes	262	1.0%	205	1.0%	642	0.9%	471	0.9%

Net loss	(1,991)	-7.6%	(2,869)	-14.5%	(7,030)	-9.7%	(9,231)	-16.8%

Loss attributable to noncontrolling interest	132	0.5%	178	0.9%	367	0.5%	458	0.8%

Net loss attributable to Imperva, Inc.stockholders	$(1,859)	-7.2%	$(2,691)	-13.6%	$(6,663)	-9.2%	$(8,773)	-16.0%

Comparison of the Three Months and Nine Months Ended September 30, 2012 and 2011

Net Revenue

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2012	2011			2012	2011
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
			(dollars in thousands)
Net revenue:
Products and license	$14,677	$11,464	$3,213	28.0%	$40,773	$32,821	$7,952	24.2%
Percentage of net revenue	55.7%	58.1%			56.3%	59.7%
Services:
Maintenance and Support	8,582	6,452	2,130	33.0%	24,072	17,766	6,306	35.5%
Percentage of net revenue	32.6%	32.7%			33.2%	32.3%
Professional Services and training	1,749	1,418	331	23.3%	4,589	3,478	1,111	31.9%
Percentage of net revenue	6.6%	7.2%			6.3%	6.3%
Subscriptions	1,336	404	932	230.7%	2,982	922	2,060	223.4%
Percentage of net revenue	5.1%	2.0%			4.1%	1.7%

Total Services	11,667	8,274	3,393	41.0%	31,643	22,166	9,477	42.8%
Percentage of net revenue	44.3%	41.9%			43.7%	40.3%

Total net revenue	$26,344	$19,738	$6,606	33.5%	$72,416	$54,987	$17,429	31.7%

Americas	$16,226	$12,115	$4,111	33.9%	$43,341	$34,316	$9,025	26.3%
Percentage of net revenue	61.6%	61.4%			59.9%	62.4%
EMEA	5,623	4,284	1,339	31.3%	16,412	12,805	3,607	28.2%
Percentage of net revenue	21.3%	21.7%			22.7%	23.3%
APAC	4,495	3,339	1,156	34.6%	12,663	7,866	4,797	61.0%
Percentage of net revenue	17.1%	16.9%			17.5%	14.3%

Total net revenue	$26,344	$19,738	$6,606	33.5%	$72,416	$54,987	$17,429	31.7%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Our net revenue increased by $6.6 million, or 33.5%, to $26.3 million during the three months ended September 30, 2012 from $19.7 million during the three months ended September 30, 2011 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $4.1 million increase over the same period in 2011. The Americas revenue growth in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to sales of both product and licenses, and, to a lesser extent, increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements.

Products and license revenue increased by $3.2 million, or 28.0%, to $14.7 million during the three months ended September 30, 2012 from $11.5 million during the three months ended September 30, 2011. The change in product and license revenue was mostly driven by an increase in the Americas region in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $3.4 million, or 41.0%, to $11.7 million during the three months ended September 30, 2012 from $8.3 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, our services revenue was comprised of $8.6 million in maintenance and support, $1.7 million in professional services and training and $1.3 million in subscriptions. The change in services revenue in the three months ended September 30, 2012 from three months ended September 30, 2011 was primarily due to an increase of $2.1 million in maintenance and support revenue resulting from our larger installed base, $0.3 million in professional services and training revenues, and $0.9 million in subscriptions revenue due primarily from our ThreatRadar product, which was launched in the first quarter of 2010.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Our net revenue increased by $17.4 million, or 31.7%, to $72.4 million during the nine months ended September 30, 2012 from $55.0 million during the nine months ended September 30, 2011 due to growth in products and license revenue and services revenue.

This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth increasing by $9.0 million, or 26.3%, growing from $34.3 million for the nine months ended September 30, 2011 to $43.3 million for the 2012 period. In addition, increases in our sales personnel focused on the Asia Pacific region resulted in an increase in revenue in Asia Pacific of $4.8 million, or approximately a 61% change over the same period in 2011.

Products and license revenue increased by $8.0 million, or 24.2%, to $40.8 million during the nine months ended September 30, 2012 from $32.8 million during the nine months ended September 30, 2011. The change in product and license revenue was driven by increases in the Americas and APAC regions in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $9.5 million, or 42.8%, to $31.6 million during the nine months ended September 30, 2012 from $22.2 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our services revenue was comprised of $24.1 million in maintenance and support, $4.6 million in professional services and training and $3.0 million in subscriptions. The change in services revenue in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was primarily due to an increase of $6.3 million in maintenance and support revenue resulting from our larger installed base, $2.1 million in subscriptions revenue due primarily from our ThreatRadar product, which was launched in the first quarter of 2010, and $1.1 million in professional services and training revenues.

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
		(dollars in thousands)
Products and license	$12,613	$10,107		$34,581	$28,388
Gross Margin %	85.9%	88.2%	-2.3%	84.8%	86.5%	-1.7%
Services gross profit	8,201	5,381		22,305	15,104
Gross Margin %	70.3%	65.0%	5.3%	70.5%	68.1%	2.4%

Total gross profit	$20,814	$15,488		$56,886	$43,492
Gross Margin %	79.0%	78.5%	0.5%	78.6%	79.1%	-0.5%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Total gross margin increased 0.5 percentage points from 78.5% during the three months ended September 30, 2011 to 79.0% during the three months ended September 30, 2012 primarily due to a increase in services gross margin of 5.3 percentage points in the three months ended September 30, 2012 compared to the same period in 2011. The increased services margin was primarily due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services during the three months ended September 30, 2012. The decrease in products and license gross margin of 2.3% from 88.2% for the three months ended September 30, 2011 to 85.9% from the comparable 2012 period was attributable to an increase in third party licensing fees for certain products and licenses as well as lower product discounting levels on sales in the Americas and APAC regions during the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Total gross margin decreased 0.5 percentage points from 79.1% during the nine months ended September 30, 2011 to 78.6% during the nine months ended September 30, 2012 primarily due to a decrease in products and license gross margin of 1.7 percentage points in the nine months ended September 30, 2012 compared to the same period in 2011. The change was partially due to an increase in lower margin products sold in the APAC region as compared to the nine months ended September 30, 2011 which was attributable to our efforts to further expand our APAC reseller base and regional coverage. In addition, we incurred an increase in third party license fees from sales of certain products and licenses during the nine months ended September 30, 2012. The 2.4 percentage point increase in services gross margin was mostly due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services.

Operating Expenses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$5,154	$4,615	$539	11.7%	$15,072	$12,858	2,214	17.2%
Percentage of net revenue	21.0%	24.5%			32.7%	36.5%
Sales and marketing	13,218	10,411	2,807	27.0%	36,740	30,970	5,770	18.6%
Percentage of net revenue	53.8%	55.3%			79.7%	87.9%
General and administrative	4,104	3,063	1,041	34.0%	11,336	8,186	3,150	38.5%
Percentage of net revenue	16.7%	16.3%			24.6%	23.2%

Total operating expenses	$22,476	$18,089	$4,387	24.3%	$63,148	$52,014	$11,134	21.4%

Results above include stock-based compensation expense of:

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Cost of revenues	$143	$29	$114	$302	$73	$229
Research and development	372	35	337	759	83	676
Sales and marketing	665	102	563	1,365	245	1,120
General and administrative	582	412	170	1,170	753	417

	$1,762	$578	$1,184	$3,596	$1,154	$2,442

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Research and development expenses increased by $0.5 million, or 11.7%, to $5.1 million during the three months ended September 30, 2012 from $4.6 million during the three months ended September 30, 2011. The change was primarily attributable to an increase of $0.5 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $2.8 million, or 27.0%, to $13.2 million during the three months ended September 30, 2012 from $10.4 million during the three months ended September 30, 2011. The change was principally related to an increase of $2.0 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $0.3 million, and global marketing program costs of $0.2 million.

General and administrative expenses increased by $1.0 million, or 34%, to $4.1 million during the three months ended September 30, 2012 from $3.1 million during the three months ended September 30, 2011. The change was primarily due to an increase of $0.2 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company, and $0.8 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, research and development expenses increased by $2.2 million, or 17.2%, to $15.1 million from $12.9 million during the nine months ended September 30, 2011. The change was primarily attributable to an increase of $2.0 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $5.7 million, or 18.6%, to $36.7 million during the nine months ended September 30, 2012 from $31.0 million during the nine months ended September 30, 2011. The change was due to an increase of $4.4 million in personnel costs, including stock-based compensation, due to increased headcount in all regions in an effort to help drive our overall revenue growth, in addition to $0.8 million in travel expenses and $0.3 million in recruiting costs.

General and administrative expenses increased by $3.1 million, or 38.5%, to $11.3 million during the nine months ended September 30, 2012 from $8.2 million during the nine months ended September 30, 2011. The change was primarily due to $2.0 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance. Additionally, there was an increase of $1.0 million in personnel costs, including stock-based compensation, related to increased headcount to support the growth and operations of our business and to meet the demands and compliance responsibilities of a U.S. public company.

Loss from Operations

Three months ended September 30,		Change		Nine months ended September 30,		Change
2012	2011	Amount	%	2012	2011	Amount	%
(dollars in thousands)
$(1,662)	$(2,601)	$939	36.1%	$(6,262)	$(8,522)	$2,260	26.5%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Our loss from operations decreased by $0.9 million, or 36.1%, from $2.6 million during the three months ended September 30, 2011 to $1.7 million during the three months ended September 30, 2012. Our gross profit increased by $5.3 million during the three months ended September 30, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $2.8 million to expand our global sales efforts, and an increase of $1.0 million of general and administrative costs primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $0.5 million from hiring to support our ongoing product development efforts. The increase in operating expenses during the three months ended September 30, 2012 was due to the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, our loss from operations decreased by $2.3 million, or 26.5%, as compared to $8.5 million during the nine months ended September 30, 2011. Our gross profit increased by $13.4 million during the nine months ended September 30, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $5.8 million to expand our global sales efforts, and an increase of $3.1 million of general and administrative costs primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $2.2 million from hiring to support our ongoing product development efforts. The increase in operating expenses during the nine months ended September 30, 2012 was due to the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

Other Income (Expense), net

Three months ended September 30,		Change		Nine months ended September 30,		Change
2012	2011	Amount	%	2012	2011	Amount	%
(dollars in thousands)
$(67)	$(63)	$(4)	-6.3%	$(126)	$(238)	$112	47.1%

Other income (expense) during the three months ended September 30, 2012 and 2011 was $0.1 million for both periods. There were no significant changes between the two periods.

Other income (expense), net was $(0.1) million during the nine months ended September 30, 2012 as compared to $(0.2) million for the nine months ended September 30, 2011. The primary change in the components of other income (expense), net, in the three months ended September 30, 2012 compared to the prior year was an increase in interest income of $0.3 million, and a $0.1 million reduction in convertible preferred stock warranty liability losses, partially offset by increased foreign currency exchange losses, net, of $0.2 million and increased forward foreign exchange contracts losses of $0.1 million.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars in thousands)
Provision for income taxes	$262	$205	$57	27.8%	$642	$471	$171	36.3%

The provision for income taxes for the three months ended September 30, 2012 and 2011 is comprised primarily of foreign income taxes. The increase in the provision for income taxes of $0.1 million in the three months ended September 30, 2012 compared with the three months ended September 30, 2011 was primarily attributable to an increase in income in our foreign operations.

For the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, the provision for income taxes increased $0.2 million primarily due to an increase in income in foreign operations.

Deferred Revenue

	As of September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total deferred revenue	$38,298	$25,560	$12,738	49.8%

Deferred revenue increased by $12.7 million, or 49.8%, to $38.3 million as of September 30, 2012 from $25.6 million as of September 30, 2011. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Number of customers	2,094	1,584	510	32.2%

Our number of customers increased by 510, or 32.2%, to 2,094 as of September 30, 2012 from 1,584 as of September 30, 2011. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 178 people as of September 30, 2011 to 206 as of September 30, 2012. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers, particularly in the Asia Pacific region, while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of September 30, 2012, we had $101.7 million of cash, cash equivalents and short-term investments, $3.8 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31,

2010 to $101.7 million as of September 30, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of September 30, 2012, we had no amounts outstanding under our credit facility agreement which has a maximum borrowing capacity of $6.0 million and a minimum cash and cash equivalents balance covenant of $3.0 million. The agreement originally provided for expiration of the credit facility on October 15, 2012, which has since been extended through December 17, 2012. We expect to enter into a one-year extension to the credit facility on substantially similar terms prior to its expiration. As of September 30, 2012, we were compliant with the covenant of the credit facility.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine months ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,141	$(5,056)
Net cash provided by (used in) investing activities	(45,878)	401
Net cash provided by financing activities	2,140	1,202

Our cash, cash equivalents and short-term investments have increased from $13.0 million as of September 30, 2011 to $101.7 million as of September 30, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, net of underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our operations, including the development of future products and product enhancements, and expansion into new sales channels and geographies.

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

Net cash provided by operating activities of $4.1 million for the nine months ended September 30, 2012 reflected a net loss of $7.0 million, adjusted for non-cash charges of $5.2 million, as well as a net change of $5.9 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of an increase in deferred revenue of $5.4 million, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, and an increase in accrued compensation and benefits of $2.6 million. These changes were partially offset by an increase in prepaid expenses and other assets of $1.1 million, and an increase in accounts receivable of $1.0 million.

Net cash used in operating activities of $5.1 million for the nine months ended September 30, 2011 reflected a net loss of $9.2 million, partially offset by non-cash charges of $2.4 million, as well as a net change of $1.7 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of a $4.3 million increase in our deferred revenue, and an increase in accrued compensation and benefits of $0.7 million. These amounts were partially offset by an increase in accounts receivable of $2.3 million and a decrease in accrued and other liabilities of $1.0 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the nine months ended September 30, 2012, cash used in investing activities was $45.9 million, primarily as a result of $43.8 million in net purchases of short-term investments in addition to $1.8 million in capital expenditures.

In the nine months ended September 30, 2011, cash provided by investing activities of $0.4 million was primarily attributable to $2.3 million in proceeds from maturities of short-term investments partially offset by $1.0 million in capital expenditures and $1.0 million in purchases of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2012 as a result of proceeds from the exercise of stock options.

During the nine months ended September 30, 2011 cash provided by financing activities was $1.2 million. This amount was primarily generated from $2.5 million in net borrowings on our revolving credit facility, $1.0 million in proceeds from the issuance of restricted stock, and $0.5 million in proceeds from the exercise of stock options. These amounts were partially offset by a net increase of $2.8 million in other assets, which consisted of capitalized expenses from our initial public offering.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2012:

		Payments Due by Period
Contractual Obligations:	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$662	$3,359	$2,617	$2,271	$2,131	$1,513	$12,553
Cancelable lease obligations(2)	—	—	—	—	—	—	—
Severance Pay Fund(3)	—	—	—	—	—	—	3,238
Purchase commitments(4)	3,549	—	—	—	—	—	3,549

Total	$4,211	$3,359	$2,617	$2,271	$2,131	$1,513	$19,340

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2012, we made regular lease payments of $1.7 million under the operating lease agreements.
(2)	Cancelable lease obligations represent our obligations under our motor vehicle lease agreement. We have the option to cancel the lease at any time which may result in penalties in a maximum amount of $78,000 as of September 30, 2012. During the nine months ended September 30, 2012, we made regular lease payments of $0.5 million under the cancelable lease obligations.
(3)	Our consolidated balance sheet as of September 30, 2012 includes $3.2 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(4)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.3 million in 2009, $12.0 million in 2010, $10.3 million in 2011 and $6.7 million in the nine months ended September 30, 2012. As a result, we had an accumulated deficit of $72.8 million at September 30, 2012. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Any failure by us to achieve and maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010 and 11% of our bookings for the nine months ended September 30, 2012 and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through our channel partners. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe and the Middle East, and further expansion of our international selling efforts may involve additional regions, including South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. While we have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We rely significantly on revenue from services which may decline and, because we recognize revenue from services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue accounted for 34.6% of our total revenue for 2009, 37.7% of our total revenue for 2010, 39.2% of our total revenue for 2011 and 43.7% of our total revenue for the nine months ended September 30, 2012. Sales of new or renewal services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011 and the nine months ended September 30, 2012, we incurred approximately 37% and 37%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

An adverse outcome of a dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, long-lived assets and accounting for income taxes.

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

In the course of our selling efforts, we typically enter into arrangements that require us to deliver a combination of products and services. We refer to each individual product or service as an “element” of the overall arrangement. These arrangements typically require us to deliver particular elements in a future period. Arrangements that are considered software arrangements, such as when there is no hardware component to the arrangement as is the case when we sell virtual products, follow different, more restrictive accounting requirements than non-software arrangements. As we discuss further in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011, if we are unable to determine the vendor specific objective evidence of fair value of any undelivered elements in a software arrangement, then we are required by GAAP to defer revenue from the entire software arrangement rather than just the undelivered elements. If we are required to defer revenue from the entire software arrangement for a significant portion of our sales, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 23.8% of our outstanding common stock as of November 7, 2012. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders. Some holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also registered shares of common stock that we have issued and may issue under our employee equity incentive plans, and such shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

IMPERVA, INC.

Date: November 13, 2012	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Third Amendment to Lease Agreement effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.					X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva, Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.