Form 10-K
period 2012-12-31
IMPERVA INC
filed 2013-03-15
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the New York Stock Exchange on such date, was approximately $380.2 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2013 was 24,508,149.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2013 Annual Meeting of Stockholders to be held on June 5, 2013 and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

2012 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

We are a pioneer and leader of a new category of business security solutions focused on providing visibility and control over high-value data across critical systems within the data center. Our SecureSphere Business Security Suite is a broad solution designed to prioritize and mitigate risks to high-value business data, protect against hackers and malicious insiders and address and streamline regulatory compliance. SecureSphere is an integrated, modular suite, which provides database, file and web application security across various systems in data centers, including traditional on-premise data centers as well as private, public and hybrid cloud computing environments. We also offer on-demand, cloud-based security services which we believe provide cost-effective web application security, web site acceleration and denial of service protection.

We believe that organizations are facing numerous challenges in providing the visibility and control required to protect high-value data from theft and exploitation. Enterprises must also comply with increasingly complex regulatory standards enacted to protect this data. As organizations adopt new technologies and architectures, they increase the complexity of, and open access to, the data center; thereby exposing their business data to new vulnerabilities. In addition, attacks, whether perpetrated by sophisticated hackers or malicious insiders, targeting high-value business data continue to increase in sophistication, scale and frequency. We believe that these challenges are driving the need for a new protection layer positioned closely around business data and systems in the data center and that traditional security and compliance products do not address this need.

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value business data within the enterprise. As of December 31, 2012, we had over 2,200 end-user customers, who we refer to in this Annual Report on Form 10-K as our customers, in more than 60 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and managed security service provider (“MSSP”) and hosting partners. We primarily sell our products and services through our network of over 550 channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. As of December 31, 2012, we had approximately 474 employees, including 157 employees in research and development. We generated revenue of $104.2 million in 2012, an increase of 33.1% over the $78.3 million in revenue we generated in 2011. We reduced our net loss attributable to our stockholders to $7.4 million in 2012 from $10.3 million in 2011.

Our Strategy

Our goal is to extend our leadership position in the business security market. Key elements of our growth strategy include:

•

Enhance and extend our leadership position through technological and product innovation. We intend to continue to invest in product upgrades and product line extensions and to create new products and services that address emerging business security and regulatory compliance requirements. We also plan to invest in advanced threat research, conducted by our ADC, to increase our threat intelligence leadership, and to continue our investments in business security for cloud computing environments.

•

Further penetrate our existing customer base. We intend to drive further penetration and deployment of our business security suite within our existing customer base. As of December 31, 2012, we had over 2,200 customers in more than 60 countries. Many of our customers initially deploy our solution on a limited portion of their business systems providing us with significant opportunities to sell them more of our products. We have enjoyed success from this strategy as more than 58% of our sales in 2012 were based on repeat sales to existing customers. In addition, as a leading provider of a broad business security solution, we believe we are well positioned to benefit as our customers expand the scope of their business security and compliance initiatives. As of December 31, 2012, approximately 27% of our customers have purchased more than one of our product families.

•

Invest in our global distribution network to expand our customer base. We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date.

Our hybrid sales model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We have a network of over 550 channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. In 2012, our channel partners originated approximately 35%, and fulfilled almost 85%, of our sales. We intend to continue to invest significant resources to further strengthen our existing relationships with channel partners and to expand our network by adding new channel partners. We also plan to expand and develop our relationships with global channel partners, such as Dimension Data plc, Verizon Enterprise and HP Enterprise Security Services. As we expand our base of partners, we intend to grow our direct touch sales team and enhance our marketing efforts to support our distribution network.

•

Pursue data center security opportunities as businesses adopt cloud computing. Our solutions are used to protect thousands of enterprises through cloud-based deployments with our SaaS customers and our MSSP and hosting partners. We intend to continue to focus on capturing the expected increases in spending on securing high-value applications and data as enterprises pursue cloud computing initiatives. We believe business security is a paramount concern of enterprises as they consider the adoption of cloud computing. Our approach of providing enterprises flexible and scalable business security over a broad range of enterprise cloud strategies has achieved early success. For example, our sales from cloud-based service providers, such as data center hosting vendors, have grown significantly since we first targeted these customers in 2008 and were approximately 5% of our sales in 2012. We intend to develop and expand our relationships with MSSPs and data center hosting providers, such as RackSpace Hosting, Inc. and Savvis, Inc. (which was acquired by CenturyLink, Inc.), and to increase sales to SaaS providers, such as salesforce.com, inc.

•

Increase our focus on the mid-market and SMB market. We believe there is a significant opportunity to provide business security solutions to smaller businesses as they are faced with increasing security threats and compliance mandates. We plan to increase our business with mid-market enterprises and SMBs by expanding our distribution channels and our cloud-based service offering.

•

Increase awareness of the importance of data center security and drive adoption of our solution. We believe the market for business security is in its early stages and is growing rapidly. We plan to continue to increase market awareness of the benefits of our broad business security solution and invest in our brand so that we can extend our leadership in the business security market. For example, we plan to continue our investments in a broad range of marketing programs, including expanding active tradeshow participation, print advertising, direct marketing, high-profile web events, online advertising initiatives and social media channels such as LinkedIn, Facebook and Twitter.

Products

Our products include our SecureSphere Suite for enterprise data centers and our cloud-based security services that we provide through Incapsula, our majority-owned subsidiary, for mid-market enterprises and SMBs. Our SecureSphere Suite secures high-value data across critical systems within the data center from hackers and malicious insiders, provides an accelerated and cost-effective route to address regulatory compliance and establishes a repeatable process for data risk management. Our solution is designed on a common, modular platform that provides centralized management, in-depth analytics and customizable reporting and offers multiple, flexible deployment options that are quick to deploy and easy to scale. Our SecureSphere Suite incorporates our proprietary dynamic profiling, universal user tracking, transparent inspection and correlated attack validation technologies, which are described further below. Our solution includes database security, file security and web application security, which we believe differentiate us as providing one of the broadest data security offerings in the marketplace:

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

SecureSphere Web Application Firewall (“WAF”), Database Activity Monitoring and File Activity Monitoring gateways are deployed in the network near the assets they are meant to protect. The File and Database gateways also work in conjunction with SecureSphere Agents that capture activity on the database and file servers themselves. Our broad SecureSphere solution is managed by a centralized management server, which incorporates information from ThreatRadar and security updates from the Imperva Application Defense Center (“ADC”).

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

• Includes assessments of known vulnerabilities and configuration flaws based on proprietary research from our ADC and industry best practices

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

Common Product Platform

Our SecureSphere Suite is built on a common modular platform, which includes a single operating system and common code base. All of the products in our SecureSphere Suite can be managed either individually as stand-alone appliances or collectively from our SecureSphere MX Management Servers, which provide centralized management, in-depth analytics and customizable reporting. Our SecureSphere MX Management Server product provides a single, centralized point for aggregating and managing SecureSphere security policies, real-time monitoring, logging, auditing and compliance reporting. With our MX server, administrators can simultaneously manage our database, file and web security products from a single console.

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

•

Hardware Appliances. Our SecureSphere database security, file security and web application security products are available on five different hardware appliance models that can handle traffic throughput from 100 Mbps to 2Gbps. Our hardware appliances are built on a high performance architecture that allows organizations to manage heavy traffic loads without impacting application or network performance. With our SecureSphere Stack platform, customers can combine multiple SecureSphere appliances to reach inspection speeds of up to 10Gpbs.

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

Cloud-Based Services

A key focus of our business and product strategy is to develop hosted security services that we offer as subscriptions in a SaaS delivery model. Our primary cloud-based service offerings are our Incapsula service, the Imperva Cloud WAF Service, the Imperva Cloud DDoS Protection Service and our ThreatRadar subscription services.

Incapsula Service

Leveraging our expertise in business security and our investment in intellectual property, our Incapsula service is purpose-built to deliver cloud-based security and content delivery optimization. Our Incapsula service is designed to be easy to deploy and to be accessible to small and medium size businesses that need data security and compliance solutions, but do not have the size or resources to deploy our SecureSphere WAF appliances into their own website infrastructure. With no requirement to purchase or install any hardware or software to use the Incapsula service, we estimate that most customers can set up the Incapsula service in less than 10 minutes. Our customers begin using the Incapsula service by changing their website’s Domain Name System setting to route traffic to Incapsula’s network. Incapsula’s global network of servers apply security and optimization solutions to the customers’ websites’ traffic according to the Incapsula service options purchased by the customer. The screened, filtered and optimized traffic is then routed by the Incapsula network to the customer’s websites.

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

Imperva Cloud WAF Service

For customers that desire a higher level of managed services and customer support, we offer an additional cloud-based service offering targeted at mid-market enterprises. This offering, which we market as the Imperva Cloud WAF powered by Incapsula, bundles the Incapsula service with managed support services from our Security Operations Center (“SOC”). Managed services include provisioning, security alert notifications and tuning, incident response, real time service dashboard and statistics, customer support and weekly reports on alerts and attack trends.

Imperva Cloud DDoS Protection Service

Imperva Cloud DDoS Protection is a simple, secure cloud-based service that safeguards businesses from the most debilitating and protracted distributed denial of service, or DDoS, attacks. As a service, Cloud DDoS Protection can be deployed quickly and can scale on demand to mitigate malicious traffic. Imperva’s experienced security professionals provide on-call, expert assistance and policy tuning in the event of a DDoS attack, providing businesses assurance that their applications will always be available.

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

Security Operations Center

We offer our hosting partners that deploy our SecureSphere WAF appliances and Imperva Cloud WAF customers remotely managed security services through our team of specialized application and data security professionals in our SOC in Tel Aviv, Israel. For our hosting partners, our SOC remotely configures provisions, manages and monitors our SecureSphere WAF appliance in our hosting partners’ data centers; provides maintenance updates, patch management and backups; and delivers daily or weekly reports, real-time alerts and incident responses for suspicious activities. Our SOC services for our hosting partners also include customized rules, alerts, reports and dashboards to enable quick and cost effective steps towards compliance and security. While our SOC currently provides only managed security services to our hosting partners for our SecureSphere WAF appliances, we anticipate that in the future our SOC services will also support our database activity monitoring and file activity monitoring products.

Technology

Our SecureSphere Suite provides our customers with a single unified platform for protecting sensitive data from hackers and malicious insiders, providing a fast and cost-effective route to regulatory compliance and establishing a repeatable process for data risk management. Our solution includes the proprietary technologies described below.

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

Customers

We provide products and services to a variety of customers worldwide, including some of the world’s largest banks, retailers, insurers, technology and telecommunication companies, hospitals, as well as U.S. and other national, state and local government agencies. As of December 31, 2012, we had over 2,200 customers in more than 60 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our MSSP and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our customer base is broad and diversified across multiple geographies and industry verticals, including banking and finance, government and military, technology, telecom, healthcare and retail. Since 2004, no customer has accounted for more than 10% of our sales in any year. In 2012, 2011 and 2010, we generated approximately 59%, 61% and 66% of our revenue from customers in the Americas and approximately 41%, 39% and 34% from customers outside of the Americas, respectively.

Sales and Marketing

We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date. Our hybrid model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We primarily sell our products and services to our customers through our channel partners, including distributors and resellers. In 2012, our channel partners originated over 35% of our sales and fulfilled almost 85% of our sales. Although our products are designed for turnkey deployment, they are highly customizable, which allows our channel partners to provide a variety of value added services to our customers. We employ a direct touch sales organization to work closely with our channel partners on customer outreach efforts and a channel overlay organization to manage our channel partners. As of December 31, 2012, our network of channel partners included more than 550 resellers and distributors worldwide. We work with many global channel partners, such as Dimension Data plc and Wipro Limited, and leading security value added resellers, including Accuvant, Inc., FishNet Security, Inc. and Integralis AG. Our MSSP partners include some of the largest hosting companies including Rackspace Hosting, Inc., Savvis, Inc. (which was acquired by CenturyLink, Inc.) and Dell, Inc. (formerly SecureWorks, Inc.).

Sales

We support the sales of our products and services with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Our overlay channel team is responsible for managing relationships with our resellers, MSSPs and distributors. Our sales professionals are responsible for assisting channel partners in gaining and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. Our sales professionals and sales engineers typically work alongside our channel partners and directly engage with customers to address their unique security and deployment requirements. We also have an inside sales team that is principally focused on lead generation for our reseller partners and regional sales professionals. To support our broadly dispersed global channel and customer base, we have, as of December 31, 2012, sales personnel in more than 25 countries. We plan to invest in our sales organization to support the growth of our channel partners.

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

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products, features, and functionality and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2012, we had 157 employees dedicated to research and development, including our advanced security research group, the ADC.

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

Our research and development expense was $20.6 million, $17.6 million and $13.2 million in 2012, 2011 and 2010, respectively.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2012, we had eight issued patents and nine pending patent applications in the United States. The claims for which we have sought patent protection relate primarily to methods, computer programs, devices and systems we have developed for our products. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

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

Manufacturing and Suppliers

Our security hardware appliance products are manufactured to our specifications by Caswell, Inc., a Taiwanese original design manufacturer of network appliance hardware products. We have entered into non-exclusive contracts to purchase these hardware appliances from American Portwell Technology, Inc. (a wholly owned subsidiary of Portwell, Inc.), and Dan-el Technologies Ltd., which are value-added distributors of products manufactured by Caswell, Inc. These contracts will remain in effect until terminated by either party. Such contracts are terminable by us for any reason upon six months’ notice, by the value-added distributors upon nine months’ notice or by either party for an uncured material breach. We provide the value-added distributors with rolling product demand forecasts, but our contracts contain no obligation for us to purchase any minimum amount of products. We submit purchase orders to these value-added distributors that describe the types and quantities of our products to be manufactured, the delivery dates and other delivery terms. Our value-added distributors receive the hardware appliances from the manufacturer and configure and install our proprietary software on the appliances and then undertake quality testing at their fulfillment centers. Our value-added distributors then ship our appliances directly to our distributors, resellers or customers or our logistic partner, Base Logistics BV. We hold inventory in our value-added distributors’ fulfillment centers and in our logistic partner’s warehouses, in anticipation of orders for new appliances and to support our advance replacement program with new and repaired appliances. In addition, our contracts with these value-added distributors govern their use of our intellectual property and allocate the responsibilities for warranty repair, out of warranty repair and replacement costs with respect to damaged and defective products. We believe that having third parties manufacture, configure and test our products and provide a substantial portion of our logistics enables us to efficiently allocate capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, allowing us to focus resources on our core competencies.

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

Competition

The market for data center security solutions is intensely competitive and we expect competition to increase in the future. Our primary competitors by product area include:

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

We believe that the principal competitive factors affecting the market for data center security solutions include breadth of product offerings, security effectiveness, manageability, reporting, technical features, performance, ease of use, price, professional services capabilities, distribution relationships and customer service and support. We believe that our solutions generally compete favorably with respect to such factors.

Employees

As of December 31, 2012, our total headcount was 474 employees, with 157 in research and development, 196 in sales and marketing, 61 in services and support, 4 in manufacturing operations and 56 in a general and administrative capacity. As of December 31, 2012, our headcount was 198 people in the United States, 204 in Israel and 72 in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.0 million in 2010, $10.3 million in 2011 and $7.4 million in 2012. As a result, we had an accumulated deficit of $73.5 million at December 31, 2012. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our quarterly operating results are likely to vary significantly and to be unpredictable, which could cause the trading price of our stock to decline.

Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, who we refer to in this Annual Report on Form 10-K as our customers;

•

the timing of sales and shipments of products during a quarter, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting, procurement and work cycles of our customers, which may result in seasonal variation as our business and the market for solutions such as ours matures;

•	changes in customer renewal rates for our services;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate;

•

the timing of satisfying revenue recognition criteria for our sales, particularly where we accrue the associated commission expense in a different period, which may be affected by both the mix of sales by our channel partners and the extent to which we bring on new resellers and distributors, including, for example, establishing vendor-specific objective evidence of fair value, or VSOE, for new products and maintaining VSOE for maintenance and services;

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

We rely on third party channel partners to generate a majority, and to fulfill substantially all, of our revenue, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

Historically our channel partners have originated more than 35%, and fulfilled almost 85%, of our sales, and we expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

We face intense competition, especially from larger, better-known companies and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for business security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., Citrix Systems, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), McAfee, Inc. (a subsidiary of Intel Corporation), Oracle Corporation, Symantec Corporation and other point solution security vendors.

Many of our existing and potential competitors may have substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution networks and more established relationships with distributors;

•	wider geographic presence;

•	access to larger customer bases;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	greater resources to develop and introduce products that compete with our products;

•	lower labor and development costs; and

•	substantially greater financial, technical and other resources.

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies could reduce, the price of their competing products, resulting in intensified pricing pressures within our market. Further, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. Customers may elect to accept a bundled product offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industries, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and McAfee’s acquisition of Sentrigo, Inc., increases the likelihood of competition based on integration or bundling, particularly where their products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

Also, many of our smaller competitors that specialize in providing protection from a single type of business security threat may deliver these specialized business security products to the market more quickly than we can or may introduce innovative new products or enhancements before we do. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation.

We may not compete successfully against our current or potential competitors. Companies competing with us may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Further, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that we will be able to compete successfully in the future.

We operate in an evolving market that has not yet reached widespread adoption and where new or existing technologies that may be perceived to address the risks in different ways could gain wide adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial result.

We are in a new, rapidly evolving category in the security industry that focuses on securing our customers’ high-value business data. We offer database, file and web application security in an integrated, modular business security solution. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the business security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management (“SIEM”) products or data loss prevention (“DLP”) solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue spending their IT security budgets on these products and may not adopt our business security solutions in addition to such products. If customers do not recognize the benefit our business security solution offers in addition to existing security products, then our revenue may not grow quickly or may decline, and our stock price could decline.

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other business security technologies exist or could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Currently less than 30% of our customers have purchased more than one of our product families. Even if customers purchase our products, they may not make repeat purchases or purchase other elements of our SecureSphere Business Security Suite, which may be exacerbated by the rapid evolution of our market. If we are unable to entice customers to buy products from multiple product families, then our revenue may not grow quickly or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

In addition, because of our rapidly evolving market, any predictions about our future revenue may not be as accurate as they would be if we operated in a more established market.

If we do not successfully anticipate market needs and opportunities or changes in the legal, regulatory and industry standard landscape and make timely enhancements to our products and develop new products that meet those needs developments, we may not be able to compete effectively and our ability to generate revenues will suffer.

The business security market is characterized by rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software to respond to new threats, requirements and risks and to add new functionality, and we may be unable to meet these expectations. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop product enhancements or new products to meet such needs or opportunities in a timely manner or at all. Since developing new products or new versions of, or add-ons to, existing products is complex, the timetable for their commercial release is difficult to predict and may vary from our historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as new threats affect our customers or our newly developed products or enhancements may have defects, errors or failures. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, our competitive position, business and growth prospects will be harmed.

Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we are now offering cloud-based business security services through Incapsula. The market for cloud-based business security solutions is relatively new and it is uncertain whether Incapsula’s services will gain market acceptance. In addition, diversifying our product offerings will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail significant risk of failure.

Further, one factor that drives demand for our products and services is the legal, regulatory and industry standard framework in which our customers operate, and we expect that will continue for the foreseeable future. For example, many of our customers purchase our web application security products to help them comply with the security standards developed and maintained by the Payment Card Industry (“PCI”) Security Standards Council (the “PCI Council”), which apply to companies that process or store credit card information. Laws, regulations and industry standards are subject to drastic changes that, particularly in the case of industry standards, may arrive with little or no notice, and these could either help or hurt the demand for our products. If we are unable to adapt our products and services to changing regulatory standards in a timely manner, or if our products fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our products and could switch to products offered by our competitors. In addition, if regulations and standards related to business security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products and services. In either case, our sales and financial results would suffer.

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

Real or perceived errors, failures or bugs in our products, particularly those that result in our customers experiencing security breaches, could adversely affect our reputation and business could be harmed.

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

In addition, many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security products. Despite our best efforts, there is no guarantee that our products will be free of flaws or vulnerabilities, and even if we discover these weaknesses we may not be able to correct them promptly, if at all. Our customers may also misuse our products, which could result in a breach or theft of business data.

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

Our business security products may falsely detect threats that do not actually exist. For example, our ThreatRadar product relies on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products and services restrict access to important databases, files or applications based on falsely identifying users or traffic as an attack or otherwise unauthorized, this could adversely affect customers’ businesses. Any such false identification of users or traffic could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

Delays or interruptions in the manufacturing and delivery of SecureSphere appliances by our sole source manufacturer may harm our business.

Our hardware appliances are built by a single manufacturer. Our reliance on a sole manufacturer, particularly a foreign manufacturer, involves several risks, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products. In addition, if or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period.

Our manufacturer’s ability to timely manufacture and ship our appliances in large quantities depends on a variety of factors. The manufacturer relies on a limited number of sources for the supply of functional components, such as semiconductors, printed circuit boards and hard disk drives. Functional component supply shortages or delays could prevent or delay the manufacture and shipment of appliances and, in the event of shortages or delays, we may not be able to procure alternative functional components on similar pricing terms, if at all. In addition, contractual restrictions or claims for infringement of intellectual property rights may restrict our manufacturer’s use of certain components. These restrictions or claims may require our manufacturer to utilize alternative components or obtain additional licenses or technologies, and may impede its ability to manufacture and deliver appliances on a timely or cost-effective basis. If at some point, the manufacturer is no longer financially viable, we may lose our source of supply with little or no notice or recourse. Further, even if quality products are timely manufactured, delays in shipping may occur, resulting in delayed satisfaction of a primary revenue recognition criterion.

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

We purchase products from our manufacturing partner outside of and in advance of reseller or customer orders, which we hold in inventory and resell. If we fail to accurately predict demand and as a result our manufacturers maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, we may face additional difficulty in accurately forecasting demand for our hardware products. There is a risk we may forecast incorrectly and may be unable to sell excess products ordered from our manufacturing partner. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our financial condition and results of operations.

Conversely, if we underestimate demand for our products or if our manufacturing partner fails to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers or cause us to lose sales. Further, as the size of individual orders increases, the risk that we may be unable to cause delivery of unforecasted orders also increases, particularly near the end of quarterly periods. These shortages may diminish the loyalty of our channel partners or customers.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Israel, Asia and Europe. We also source our components for our products from various geographical regions and ship components from a foreign production facility. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	trade and foreign exchange restrictions;

•	foreign currency exchange fluctuations and foreign exchange controls;

•	economic, social or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•

costs of complying with U.S. and foreign laws and regulations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	the potential that our operations in the U.S. may limit the acceptability of our products to some foreign governments, and vice versa;

•	the potential for acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010 and 11% of our bookings for the year ended December 31, 2012 and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

•	changes in fiscal or contracting policies or decreases in available government funding, including as a result of the recent sequestration by the U.S. federal government;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues; and

•	potential delays or changes in the government appropriations process, including actions such as spending freezes implemented to address political or fiscal policy concerns,

could cause governments and governmental agencies to delay or refrain from purchasing the products and services that we offer in the future or otherwise have an adverse effect on our business, financial condition and results of operations.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We rely significantly on revenue from maintenance and support which may decline and, because we recognize revenue from such services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our maintenance and support revenue accounted for 33% of our total revenue for 2010, 31% of our total revenue for 2011 and 32% of our total revenue for 2012. Sales of new or renewal such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

If we are unable to increase sales to larger customers, our results of operations may suffer.

We continuously seek to increase sales of our products to large enterprises, managed security service providers and government entities. Sales to large enterprises, service providers and government entities involve risks that may not be present, or are present to a lesser extent, with sales to small to mid-sized entities. These risks include:

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

The majority of our current sales are made through a model in which our channel partners sell our business security solutions to large enterprise customers that operate their own data centers and have the ability to choose the business security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc. and Amazon.com, Inc., they may not be able to choose what business security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers, like Rackspace Hosting, Inc. and Savvis, Inc., to integrate our business security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our business security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise chose our products if making a decision on a stand-alone basis.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011 and 2012, we incurred approximately 37% and 41%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have experienced rapid growth over the last several years. For example, we grew from 315 employees as of December 31, 2010 to 383 employees as of December 31, 2011, and then to 474 employees as of December 31, 2012. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For instance, in the third quarter of 2011, we completed the implementation of NetSuite, an on-demand enterprise resource planning (“ERP”) system, replacing our prior ERP system. We have a limited operating history using NetSuite and may encounter difficulties using NetSuite to manage critical functions of our business.

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

Also, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination across our organization. If we fail to achieve the necessary level of efficiency in our organization as it grows or with otherwise fail to manage any future growth effectively, we could incur in increased costs, and loss of customer and investor confidence in our internal systems and processes, any of which could result in harm to our business, results of operations and financial condition or a decline in our stock price.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are also patent holding companies or other adverse patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenues and against whom potential assertions our patents (and potential patents) may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In June 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights. Further, any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could be asserted against us, cause us to incur substantial costs defending against the claim and could distract our management from our business. An adverse outcome of a dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our customers and partners. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and results of operations.

We rely on the availability of licenses to third-party software and other intellectual property, the loss of which could increase our costs and delay software shipments.

Many of our products and services include software or other intellectual property licensed from third parties, and we also use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have errors or defects in its products that harm our business, may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services, or otherwise relating to our business, which may result in increased license fees. In addition, a direct or indirect licensor may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such licensor the right to terminate a license or seek damages from us, or both. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products from those of our competitors.

Licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which delays could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Certain of our products are distributed with software licensed under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or subject to certain license requirements. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can subject us to greater risks than use of third-party commercial software, as licensors of open source software generally do not provide warranties or any indemnification for infringement of third party intellectual property rights. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products. In addition, open source license terms may be ambiguous and many of the risks associated with use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we might be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition. Disclosing the source code of our proprietary software could make it easier for malicious third parties to discover vulnerabilities in our business security products and allow our competitors to create similar products with decreased development effort and time. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have eight issued patents and nine patent applications pending in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, enabling other companies to better develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the U.S. are typically not published until 18 months after filing, or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications or otherwise used in our products, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented products or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results and financial condition.

Confidentiality agreements with partners, employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements and other restrictions with our customers, partners, employees, consultants and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite our efforts to protect our proprietary technology, processes and methods, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights In addition, others may independently discover trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Conditions in Israel may limit our ability to develop and sell our products. This could result in a decrease of our revenues.

Our principal research and development facilities are located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of civil unrest, and a number of state and non-state actors have publicly committed to its destruction. Political, economic and military conditions in Israel could directly affect our operations. We could be adversely affected by any major hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms, firms with large Israeli operations and others doing business with Israel and Israeli companies. We are also precluded from marketing our products to certain of these countries due to United States regulatory restrictions. In addition, such boycott, restrictive laws, policies or practices may change over time in unpredictable ways, and could, individually or in the aggregate, have a material adverse affect on our business in the future.

Some of our employees in Israel, including one of our executive officers, are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2012, approximately 50 of our employees in Israel were called for active reserve duty, each serving for an average of approximately one and one half weeks. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Shlomo Kramer, one of our founders and our President and Chief Executive Officer; Amichai Shulman, one of our founders and our Chief Technology Officer; and Terrence J. Schmid, our Chief Financial Officer and Treasurer, could significantly delay or prevent the achievement of our development and strategic objectives.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development and professional service departments. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and in Tel Aviv, Israel, the locations in which we have a substantial presence and need for highly-skilled personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.

Our internal network system and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Because we are a leading provider of business security products, “hackers” and others may try to access our data or compromise our systems. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and could impair our ability to operate our business, including our ability to provide subscription or maintenance and support services to our customers. We could suffer monetary and other losses and reputational harm in the event of such incidents.

Outages, interruptions or delays in hosting services could impair the delivery of our cloud-based security services and harm our business.

We operate infrastructure that supports our ThreatRadar and Security Operations Center (“SOC”) services and use third party hosting facilities for certain ThreatRadar services. Despite precautions taken within our own internal network and at these third party facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems could result in lengthy interruptions in our services.

The cloud-based security services that we provide through our majority owned subsidiary, Incapsula, are operated from a network of third party facilities that host the software and systems that operate these security services. Any damage to, or failure of, our internal systems or systems at third party hosting facilities could result in outages or interruptions in our cloud-based services. Outages or interruptions in our cloud-based security services may cause our customers and potential customers to believe our cloud-based security services are unreliable, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers, ultimately harming our business and revenue.

Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may choose to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

Acquisitions involve many risks, including the following:

•

an acquisition may negatively impact our results of operations because it may require us to incur charges and substantial debt or liabilities, may cause adverse tax consequences, substantial depreciation or deferred compensation charges, may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may not generate sufficient financial return to offset acquisition costs;

•

we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition and integration process is complex, expensive and time consuming, and may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•

an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

If we are unable to effectively execute acquisitions, our business, financial condition and results of operations could be adversely affected.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products may prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. Further, various countries regulate the import of encryption technology and our appliance-based products and have enacted laws that could limit our ability to distribute products, could create delays in the introduction of our products in those countries or could limit our customers’ ability to implement our products in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by existing customers with international operations, declining adoption of our products by new customers with international operations and decreased revenues. If we, or our channel partners, fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties and our products may be denied entry into other countries, as well as potentially suffering reputational harm.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners despite our efforts. Any such shipment could have negative consequences including government investigations, penalties and reputational harm. Any change in economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, on land reclaimed from the bay that is susceptible to high liquefaction risk in the case of an earthquake. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturer, logistics providers, partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturer, logistics providers, partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the business continuity plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to Ownership of our Common Stock

Market volatility may affect our stock price and the value of your investment

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions, strategic partnerships, joint ventures, capital commitments or other events by us or our competitors;

•	fluctuations in operating performance and in stock market prices and trading volumes of securities of other technology companies generally, or those in our industry in particular;

•	general market conditions and overall price and volume fluctuations in U.S. equity markets;

•	actual or anticipated variations in our operating results, or the operating results of our competitors;

•

the financial and other projections we may provide to the public, any changes in these projections or our failure to meet these projections or changes in our financial guidance or securities analysts’ estimates of our financial performance;

•

failure of securities analysts to maintain coverage of us, changes in financial or other estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of our investors;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	rumors and market speculation involving Imperva or other companies in our industry; and

•	lawsuits threatened or filed against us and changing legal or regulatory developments in the United States and other countries.

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

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place strains on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. In addition, weaknesses in our internal controls over financial reporting may be discovered in the future. Our filings with the SEC are subject to periodic review by the SEC, and our auditors are subject to periodic review by the Public Company Accounting Oversight Board (PCAOB). Any failure to develop or maintain effective controls over financial reporting, any difficulties encountered in their implementation or improvement, or any issues that emerge as a result of regulatory review, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a revision or restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources and provide significant management oversight, which involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

We also have implemented elements of a disaster recovery/business continuity plan for our accounting and related information technology systems but we have not yet implemented a complete disaster recovery/business continuity plan. If the elements that we have developed and plan to develop in the future prove inadequate in the circumstances of a particular disaster or other business continuity event our ability to maintain timely accounting and reporting may be materially impaired.

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

•	a classified board of directors whose members can be dismissed only for cause;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	the requirement of at least 75% of the outstanding capital stock to amend any of the foregoing second through fifth provisions.

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

Further, as of March 1, 2013 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 18.3% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 16.4% of our outstanding common stock as of March 1, 2013, based on information in their public filings. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Redwood Shores, California in an office consisting of approximately 50,500 square feet. The lease for this office expires in December 2017. Our office in Tel Aviv, Israel, where we employ our research and development team, consists of approximately 5,200 square meters (approximately 55,700 square feet), and we have agreed to lease an additional 1,400 square meters (approximately 15,500 square feet) commencing in May 2013. The lease for this office begins to expire for portions of this office in January 2015. Our office in Irving, Texas, where we employ sales, support and professional services employees, consists of approximately 7,500 square feet and the lease for this office expires in January 2017. We also lease sales offices in Japan, New York and Singapore. We believe that our facilities are suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

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

Fiscal 2011	High	Low
Fourth Quarter (commencing November 9, 2011)	$34.85	$22.00

Fiscal 2012	High	Low
First Quarter	$41.05	$29.78
Second Quarter	$42.41	$24.80
Third Quarter	$37.71	$24.02
Fourth Quarter	$37.19	$27.36

Fiscal 2013	High	Low
First Quarter (through March 1, 2013)	$37.97	$31.39

Stockholders

As of March 1, 2013, we had approximately 85 record holders of our common stock.

Stock Price Performance Graph

The following graph shows a comparison from November 9, 2011 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2012 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the NYSE Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[1]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[2]	2,436,152	$14.08	2,652,148
Equity compensation plans not approved by security holders[3]	—	—	—
Total	2,436,152	$14.08	2,652,148

[1]

Based on the weighted-average exercise price of outstanding options only. There are outstanding, as of December 31, 2012, 446,915 restricted stock units that do not have an exercise price, each unit of which represents a contingent right to receive one share of common stock upon vesting.

[2]

Prior to our initial public offering in November 2011, we issued securities under our 2003 Stock Plan, as amended. Following our initial public offering, we issued securities under our 2011 Stock Option and Incentive Plan (“2011 Plan”) and our 2011 Employee Stock Purchase Plan (“ESPP”).

[3]

Excludes 606,495 shares issued to Mr. Kramer at a purchase price of $3.30 per share that are subject to a lapsing right of repurchase. See information provided in the third paragraph below regarding the restricted stock grants to Mr. Kramer.

Under the 2011 Plan, we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2011 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2012 through 2015 by an amount equal to 4% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion, determines to make a smaller increase. It is the current policy of our board of directors that each new non-employee director receives (1) a stock option grant when such director initially joins our board of directors with a Black-Scholes value of $100,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $100,000 divided by the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. In addition, on or about the date of the first board meeting following each annual stockholder meeting, each non-employee director will automatically be granted options to purchase shares of common stock under the 2011 Plan with a Black-Scholes value of $100,000 based on the date of grant pursuant to that policy. The board may also make discretionary grants to purchase common stock to any non-employee director.

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

In September 2010, consistent with our practice in prior years, we sold Mr. Kramer shares of our common stock at its then-current fair market value in two separate restricted stock purchase transactions to secure his continued services as our President and Chief Executive Officer and to meet our retention objectives. In the first transaction, our board of directors agreed to sell and issue to Mr. Kramer 632,865 shares of our common stock at a purchase price of $3.30 per share, subject to a right of repurchase in favor of the company that expires periodically over four years. In the second transaction, our board of directors agreed to sell and issue to Mr. Kramer 210,954 shares of our common stock at a purchase price of $3.30 per share, subject to a right of repurchase in favor of the company that expires after five years. The shares of common stock sold in the restricted stock purchase transactions are subject to the Change in Control Plan, which is described in Current Report on Form 8-K filed by us with the SEC on February 9, 2012 and will be described in the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2012, we did not sell any unregistered securities.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our IPO was declared effective by the SEC on November 8, 2011, and the offering of our common stock commenced on November 9, 2011. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering, and RBC Capital Markets, LLC, Lazard Capital Markets LLC and Pacific Crest Securities, Inc. acted as co-managers of the offering. The offering of 5,000,000 shares of our common stock has been completed.

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

For the year ended December 31, 2012, we did not repurchase any equity securities.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products and license	$59,490	$47,600	$34,479	$25,727	$24,298
Services	44,745	30,702	20,903	13,614	7,848

Total net revenue	104,235	78,302	55,382	39,341	32,146
Cost of revenue:
Products and license	8,530	6,711	5,905	4,795	3,661
Services	13,374	9,510	6,428	4,576	3,455

Total cost of revenue[1]	21,904	16,221	12,333	9,371	7,116

Gross profit	82,331	62,081	43,049	29,970	25,030
Operating expenses:
Research and development[1]	20,555	17,598	13,214	10,538	8,591
Sales and marketing[1]	53,509	42,682	34,168	26,920	20,447
General and administrative[1]	15,371	11,807	7,982	4,669	3,608

Total operating expenses	89,435	72,087	55,364	42,127	32,646

Loss from operations	(7,104)	(10,006)	(12,315)	(12,157)	(7,616)
Other income (expense), net	(243)	(190)	474	178	190

Loss before provision for income taxes	(7,347)	(10,196)	(11,841)	(11,979)	(7,426)
Provision for income taxes	545	662	527	360	229

Net loss	(7,892)	(10,858)	(12,368)	(12,339)	(7,655)
Loss attributable to noncontrolling interest	505	589	355	43	—

Net loss attributable to Imperva, Inc. stockholders	$(7,387)	$(10,269)	$(12,013)	$(12,296)	$(7,655)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted[2]	$(0.32)	$(1.34)	$(2.46)	$(2.82)	$(1.98)

Shares used in computing net loss per share of common stock, basic and diluted[2]	22,916,426	7,674,554	4,884,665	4,365,359	3,860,033

[1]	Includes stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenue	$469	$118	$44	$37	$22
Research and development	1,227	130	66	57	41
Sales and marketing	2,543	412	257	218	163
General and administrative	1,729	1,067	273	109	48

Total stock-based compensation expense	$5,968	$1,727	$640	$421	$274

[2]	Please see Note 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,327	$97,612	$17,655	$19,050	$24,949
Working capital	92,796	88,660	6,841	11,317	22,892
Total assets	153,957	133,542	40,977	37,546	38,535
Deferred revenue, current and long-term	46,291	33,925	21,218	13,377	8,060
Long-term debt, including current portion	—	—	—	600	—
Convertible preferred stock warrant liability	—	—	69	55	55
Convertible preferred stock	—	—	53,442	53,442	53,442
Noncontrolling interest	(1,104)	(773)	(351)	(43)	—
Total stockholders’ equity (deficit)	84,231	79,568	(52,419)	(41,528)	(30,072)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a pioneer and leader of a new category of business security solutions focused on providing visibility and control over high-value business data across critical business systems within the data center. Our SecureSphere Business Security Suite is a broad solution designed to prioritize and mitigate risks to high-value business data, protect against hackers and malicious insiders, and address and streamline regulatory compliance. SecureSphere is an integrated, modular suite, which provides database, file and web application security, and secures all business data across various systems in data centers, including traditional on-premise data centers as well as private, public and hybrid cloud computing environments. We also offer cloud-based security services that deliver on-demand and cost effective web application security.

We were founded in 2002 with the vision of protecting high-value business data within the enterprise. Since that time we have been investing in our business security products to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features; and in 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., our majority owned subsidiary.

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2012, we had 157 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $20.6 million, $17.6 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In 2012, 59% of our total revenue was generated from the Americas, 24% from Europe, Middle East and Africa (“EMEA”) and 17% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Annual Report on Form 10-K as our customers. We have a network of over 550 channel partners worldwide, including both resellers and distributors. In 2012, our channel partners originated over 35%, and fulfilled almost 85%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of December 31, 2012, we had over 2,200 customers in more than 60 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States and Europe, financial data service firms, computer hardware companies and food and drug store companies in the United States and Europe, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $104.2 million in 2012. We have incurred net losses attributable to our stockholders of $7.4 million, $10.3 million and $12.0 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $73.5 million.

Opportunities, Challenges and Risks

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to maintain our technology leadership, improve our sales and marketing, address the needs of smaller enterprises and compete effectively in the marketplace for business security solutions. While each of these areas presents significant opportunities for us, they also pose important challenges and risks that we must successfully address in order to sustain the growth of our business and improve our results of operations.

Maintain Technology Leadership. As a result of the rise in sophisticated attacks by hackers and malicious insiders, the difficulty in complying with regulations governing business data and the growing complexity of, and open access to, data centers, we believe that enterprises are struggling to provide visibility and control over business data that they need to protect. We believe these challenges are driving the need for a new protection layer positioned closely around business data and systems in the data center. We expect that as enterprises recognize the growing risk to high-value business data and the need to comply with increasing regulatory compliance mandates, their spending will increase on solutions designed to control and protect such data. We believe that traditional security and compliance products do not address the evolving needs of enterprises or do not do so adequately, and that this presents us with a large market opportunity. To capitalize on this opportunity, we have introduced and expect that in the future we will need to continue to introduce innovations to our broad business security solutions. We cannot assure you that our products will achieve widespread market acceptance or that we will properly anticipate future customer needs. Moreover, if our products do not satisfy evolving customer requirements, we will not capture the increase in spending that we expect will result from enterprises seeking to secure business data and systems.

Invest in Sales and Marketing. In order to capitalize on the anticipated increase in spending in the business security market, we will need to continue to invest significant resources to further strengthen our existing relationships with channel partners, extend our global network by adding new channel partners and grow our sales and marketing team. Any investments that we make in our sales and marketing will occur in advance of our experiencing any benefits from such investments, and so it may be difficult for us to determine if we are efficiently allocating our resources in this area. We cannot assure you that the investments that we intend to make to strengthen our sales and marketing efforts will enable us to capitalize on the expected increase in spending in the business security market or result in an increase in revenue or an improvement in our results of operations.

Address Needs of Smaller Enterprises. As market awareness of the benefits of a broad business security solution increases, we believe there is a significant opportunity to provide business security solutions to smaller enterprises as they confront increasing security threats and compliance mandates. To capitalize on this opportunity, we intend to increase our business with mid-market enterprises and SMBs by expanding our cloud-based service offerings and our distribution channel. We have made, and may in the future continue to make, significant investments in our cloud-based security products to address the business security needs of mid-market enterprises and SMBs. If our cloud-based security products, which are relatively new, fail to gain broad acceptance with mid-market enterprises and SMBs, our revenue growth, results of operations and competitive position in our industry could suffer.

Compete Effectively. We operate in an intensely competitive market that has witnessed significant consolidation in recent years with large companies acquiring many of our competitors. We track our success rate in competitive sales opportunities against certain competitors, some of which generate higher revenues and have greater market capitalizations than we do, and many of which are more established or have greater name recognition within our industry. Based upon our internal tracking of the results of such competitive sales opportunities, we believe that we have historically competed favorably against our larger competitors, and that we have a proven track record of successfully competing against such larger competitors. Nonetheless, some of our larger competitors have numerous advantages, including, but not limited to, greater financial resources, broader product offerings and more established relationships with channel partners and customers. If we are unable to compete effectively for a share of the business security market, our business, results of operations and financial condition could be materially and adversely affected.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Years Ended (or as of) December 31,
	2012	2011	2010
	(in thousands, except percentages and number of customers)
Net revenue	$104,235	$78,302	$55,382
Gross margin	79.0%	79.3%	77.7%
Loss from operations	(7,104)	(10,006)	(12,315)
Total deferred revenue	46,291	32,925	21,218
Cash, cash equivalents and short-term investments	102,327	97,612	17,655
Net cash provided by (used) in operations	4,467	(6,537)	(1,049)
Number of customers	2,293	1,740	1,309

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and has not generated significant revenue since inception. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by segment.

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

Our net revenue is comprised of the following:

•

Products and License Revenue—Product and license revenue is generated from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Our SecureSphere Business Security Suite consists of database security, file security and web application security. We offer multiple hardware appliance versions that accompany our software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units and accessories.

•

Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are offered through agreements for one to five-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the ADC, and hardware replacement. Subscription revenue is generated from sales of our cloud-based services. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base.

A majority of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Americas	$61,588	$47,851	$36,586
EMEA	24,958	18,464	13,492
APAC	17,689	11,987	5,304

Total	$104,235	$78,302	$55,382

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

Research and Development

Our research and development is focused on maintaining and improving our existing products and on new product development. A majority of our research and development expenses are comprised of personnel costs and, to a lesser extent, facility costs, hardware prototype costs, laboratory expenses and depreciation. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to enhance our existing products and develop new products and services that address the emerging market for business security and regulatory compliance.

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

General and Administrative

General and administrative expense consists primarily of personnel costs as well as professional fees, facilities costs and depreciation. General and administrative personnel costs include our executive, finance, purchasing, order entry, human resources, information technology and legal functions. Our professional fees consist primarily of accounting, external legal, information technology and other consulting costs. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business and incur additional expenses associated with being a publicly traded company. However, we expect general and administrative to decrease as a percentage of revenue.

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

•

Foreign Currency Forward Contract Gains (Losses)—Foreign currency forward contract gains and losses pertain to the ineffective portion of derivative instruments designated as hedges and changes in fair value of derivatives not designated as hedges that we have entered into primarily to manage our exposure to the variability in expected future expenses resulting from changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We expect our foreign currency forward contract gains (losses) to continue to fluctuate in the future due to changes in foreign currency exchange rates for derivatives not designated as hedges.

•	Foreign Currency Exchange Gains (Losses)—Foreign currency exchange gains and losses relate to transactions denominated in currencies other than the U.S. Dollar.

•

Warrant Liability Gain (Losses)—Our outstanding convertible preferred stock warrants were classified as a liability on our consolidated balance sheets and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Following the completion of our initial public offering in November 2011, outstanding warrants were automatically converted into warrants to purchase common stock and, upon such conversion, were no longer classified as a liability on our consolidated balance sheet.

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. To date, we have incurred net losses and have recorded insignificant U.S. federal or state income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli activities.

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total net revenue. We have derived the data for the years ended December 31, 2012, 2011 and 2010 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012		2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$59,490	57.1	$47,600	60.8	$34,479	62.3
Services:
Maintenance and support	33,647	32.3	24,497	31.3	18,064	32.5
Professional services and training	6,428	6.1	4,730	6.0	2,465	4.5
Subscriptions	4,670	4.5	1,475	1.9	374	0.7

Total services	44,745	42.9	30,702	39.2	20,903	37.7

Total net revenue	104,235	100.0	78,302	100.0	55,382	100.0

Cost of revenue:
Products and license	$8,530	8.2	$6,711	8.6	$5,905	10.7
Services	13,374	12.8	9,510	12.1	6,428	11.6

Total cost of revenue	21,904	21.0	16,221	20.7	12,333	22.3

Gross profit	82,331	79.0	62,081	79.3	43,049	77.7
Operating expenses:
Research and development	$20,555	19.7	$17,598	22.5	$13,214	23.9
Sales and marketing	53,509	51.3	42,682	54.5	34,168	61.7
General and administrative	15,371	14.7	11,807	15.1	7,982	14.4

Total operating expenses	89,435	85.8	72,087	92.1	55,364	100.0

Loss from operations	(7,104)	(6.8)	(10,006)	(12.8)	(12,315)	(22.3)
Other income (expense), net	(243)	(0.2)	(190)	(0.2)	474	0.8

Loss before provision for income taxes	(7,347)	(6.9)	(10,196)	(13.0)	(11,841)	(21.5)
Provision for income taxes	545	0.6	662	0.8	527	0.8

Net loss	(7,892)	(7.6)	(10,858)	(13.8)	(12,368)	(22.3)
Loss attributable to noncontrolling interest	505	0.5	589	0.7	355	0.6

Net loss attributable to Imperva, Inc. stockholders	$(7,387)	(7.1)	$(10,269)	(13.1)	$(12,013)	(21.7)

Comparison of the Years Ended December 31, 2012 and 2011

Net Revenue

	Years Ended December 31,				Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$59,490	57.1	$47,600	60.8	$11,890	25.0%
Services:
Maintenance and Support	33,647	32.3	24,497	31.3	9,150	37.4%
Professional Services and training	6,428	6.1	4,730	6.0	1,698	35.9%
Subscriptions	4,670	4.5	1,475	1.9	3,195	216.6%

Total Services	44,745	42.9	30,702	39.2	14,043	45.7%

Total net revenue	$104,235	100.0	$78,302	100.0	$25,933	33.1%

Americas	$61,588	59.1	$47,851	61.1	$13,737	28.7%
EMEA	24,958	23.9	18,464	23.6	6,494	35.2%
APAC	17,689	17.0	11,987	15.3	5,702	47.6%

Total net revenue	$104,235	100.0	$78,302	100.0	$25,933	33.1%

Our net revenue increased by $25.9 million, or 33.1%, to $104.2 million during the year ended December 31, 2012 from $78.3 million during the year ended December 31, 2011 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings consistent with our business plan and expectations for growth. The Americas region contributed the largest portion of this growth with a $13.7 million increase, or approximately a 28.7% change over the same period in 2011. In addition, an increase in our international sales personnel resulted in increases in revenue in EMEA and APAC of $6.5 million and $5.7 million, or approximately a 35.2% and 47.6% change, respectively, over the same period in 2011.

Products and license revenue increased by $11.9 million, or 25.0%, to $59.5 million during the year ended December 31, 2012 from $47.6 million during the year ended December 31, 2011. The change in product and license revenue was driven by a significant increase in product sales, primarily in the Americas region in the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was due to increased sales volume of our products.

Services revenue increased by $14.0 million, or 45.7%, to $44.7 million during the year ended December 31, 2012 from $30.7 million during the year ended December 31, 2011. During the year ended December 31, 2012, our services revenue was comprised of $33.6 million of maintenance and support, $6.4 million of professional services and training and $4.7 million of subscriptions. The change in services revenue in the year ended December 31, 2012 from the year ended December 31, 2011 was primarily due to an increase of $9.2 million in maintenance and support revenue resulting from our larger installed base, $3.2 million in subscriptions revenue from our cloud-based services including ThreatRadar, which was launched in the first quarter of 2010, and $1.7 million in professional services and training revenues due primarily to an increase in the number of implementation projects.

Gross Profit

	Years Ended December 31,				% Change
	2012		2011
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Products and license gross profit	$50,960	85.7%	$40,889	85.9%	(0.2)
Services gross profit	31,371	70.1%	21,192	69.0%	1.1

Total gross profit	$82,331	79.0%	$62,081	79.3%	(0.3)

Total gross margin decreased 0.3 percentage points from 79.3% during the year ended December 31, 2011 to 79.0% during the year ended December 31, 2012 primarily due to a decrease in products and license gross margin of 0.2 percentage points in the year ended December 31, 2012 compared to the same period in 2011. The decrease in products and license gross margin was primarily due to an increase in third party licensing fees for certain products and licenses during the year ended December 31, 2012. The 1.1 percentage point increase in services gross margin was mostly due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services.

Operating Expenses

	Years Ended December 31,				Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$20,555	19.7	$17,598	22.5	$2,957	16.8
Sales and marketing	53,509	51.4	42,682	54.5	10,827	25.4
General and administrative	15,371	14.7	11,807	15.1	3,564	30.2

Total operating expenses	$89,435	85.8	$72,087	92.1	$17,348	24.1

Results above include stock-based compensation expense of:

	Years Ended December 31,
	2012	2011	Change
	(dollars in thousands)
Research and development	$1,227	$130	$1,097
Sales and marketing	2,543	412	2,131
General and administrative	1,729	1,067	662

	$5,499	$1,609	$3,890

Research and development expenses increased by $3.0 million, or 16.8%, to $20.6 million during the year ended December 31, 2012 from $17.6 million during the year ended December 31, 2011. The change was primarily attributable to an increase of $2.3 million in personnel costs due to additional research and development personnel being hired to support our ongoing product development efforts. In addition, facility and depreciation expenses increased by $0.5 million.

Sales and marketing expenses increased by $10.8 million, or 25.4%, to $53.5 million during the year ended December 31, 2012 from $42.7 million during the year ended December 31, 2011. The change was due to an increase of $7.3 million in personnel costs due to increased headcount in all regions in an effort to help drive our overall revenue growth, $1.6 million in travel expenses, $1.4 million in promotional and other sales and marketing related expenses, and $0.4 million in Incapsula marketing expenses.

General and administrative expenses increased by $3.6 million, or 30.2%, to $15.4 million during the year ended December 31, 2012 from $11.8 million during the year ended December 31, 2011. The change was primarily due to an increase of $2.2 million in professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance. Additionally, there was an increase of $1.2 million in personnel costs, including stock-based compensation, related to increased headcount to support the growth and operations of our business and to support operating as a public company.

Loss from Operations

Years Ended December 31,
2012	2011	Change	% Change
(dollars in thousands)
$(7,104)	$(10,006)	$2,902	29.0%

Our loss from operations decreased by $2.9 million, or 29.0%, from $10.0 million during the year ended December 31, 2011 to $7.1 million during the year ended December 31, 2012. Our gross profit increased by $20.2 million during the year ended December 31, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $10.8 million to expand our global sales efforts, increased general and administrative costs of $3.6 million primarily related to professional fees associated with public company costs, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $3.0 million from hiring to support our ongoing product development efforts. The increase in operating expenses during the year ended December 31, 2012 was due to the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

Other Income (Expense), Net

Years Ended December 31,		Change
2012	2011	Amount	%
(dollars in thousands)
$(243)	$(190)	$(53)	-27.9%

Other income (expense), net, decreased approximately $0.1 million, or 27.9% during the year ended December 31, 2012 as compared to 2011. The change was primarily due to an increase of $0.7 million in foreign currency exchange losses, net, an increase of $0.4 million in interest income and a decrease in convertible preferred stock warrant losses of $0.2 million in the year ended December 31, 2012.

Provision for Income Taxes

	Years Ended December 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Provision for income taxes	$545	$662	$(117)	-17.7%
Effective tax rate	-7.4%	-6.5%

The provision for income taxes for the year ended December 31, 2012 and 2011 were comprised primarily of foreign income taxes. The decrease in the provision for income taxes in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily attributable to a reduction in the valuation allowance against certain U.S. federal deferred tax assets.

Deferred Revenue

	As of December 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total deferred revenue	$46,291	$32,925	$13,366	40.6%

Deferred revenue increased by $13.4 million, or 40.6%, to $46.3 million as of December 31, 2012 from $32.9 million as of December 31, 2011. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of subscription and maintenance and support agreements.

Number of Customers

	As of December 31,		Change
	2012	2011	Amount	%
Number of customers	2,293	1,740	553	31.8%

Our number of customers increased by 553, or 31.8%, to 2,293 as of December 31, 2012 from 1,740 as of December 31, 2011. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 181 people as of December 31, 2011 to 238 as of December 31, 2012. The growth in our sales and service and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular our channel partner sales and support teams. The increases in our sales and support organizations allowed us to target new customers while continuing to support existing customers across all of our geographies.

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

Loss from Operations

Years Ended December 31,		Change
2011	2010	Amount	%
(dollars in thousands)
$(10,006)	$(12,315)	$2,309	18.7%

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

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial public offering of common stock, and private placements of convertible preferred stock. We have incurred significant losses as we continue to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of December 31, 2012, we had $102.3 million of cash, cash equivalents and short-term investments, $2.6 million of which is held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, we could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $102.3 million as of December 31, 2012. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of December 31, 2012, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of December 31, 2012, we were compliant with the covenant under the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands
Net cash provided by (used in) operating activities	$4,467	$(6,537)	$(1,049)
Net cash used in investing activities	(45,574)	(1,642)	(4,573)
Net cash provided by financing activities	$4,230	$87,856	$3,274

Cash Flows from Operating Activities

We have historically experienced negative cash flow from operations as we have continued to expand our business although we did generate $4.5 million in cash flow from operations during the year ended December 31, 2012. Our largest uses of cash from operating activities are for employee related expenditures. Our primary source of cash flow from operating activities is cash receipts from customers. Our cash flow from operations will continue to be affected principally by the extent to which we grow our revenues and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.

Net cash provided by operating activities of $4.5 million for the year ended December 31, 2012 reflected a net loss of $7.9 million, adjusted for non-cash charges of $8.3 million, as well as a net change of $4.1 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $13.4 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers. This change was partially offset by an increase in accounts receivable of $9.8 million.

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

Net cash used in operating activities of $1.0 million for 2010 reflected a net loss of $12.4 million, partially offset by a net change of $9.5 million in our net operating assets and liabilities and aggregate non-cash charges of $1.8 million. The net change in our operating assets and liabilities was primarily a result of a $7.8 million increase in our deferred revenue, a $1.5 million increase in accrued compensation and benefits, a $2.0 million increase in accrued and other current liabilities, partially offset by an increase in accounts receivable of $0.7 million, an increase in prepaid expenses and other current assets of $0.7 million, and a decrease in accounts payable of $0.6 million. Non-cash charges included $1.2 million of depreciation and amortization and $0.6 million of stock-based compensation.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of investments. During the year ended December 31, 2012, cash used in investing activities was $45.6 million, primarily as a result of $41.9 in net purchases of short-term investments in addition to $3.3 million in net purchases of property and equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.2 million for the year ended December 31, 2012 as a result of proceeds from the issuance of common stock.

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

•

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. In most instances, we do not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with our sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

Maintenance and subscription revenue includes arrangements for software maintenance and technical support for our products and subscription services revenue primarily related to our cloud-based services. The terms of our subscription service arrangements do not provide customers the right to take possession of the related software. Maintenance is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to five years. Unearned maintenance and subscription revenue is included in deferred revenue.

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

•

Implement a price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

This guidance did not change the units of accounting for our revenue transactions. Our non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and our revenue arrangements do not include a general right of return for delivered products. Most of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance.

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

Consistent with our methodology under previous accounting guidance, VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service groups and geographies in determining VSOE.

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

Stock-Based Compensation

We recognize compensation costs related to stock option, employee stock purchase plan, restricted stock unit, or RSU, and shares of restricted stock grants to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. For stock option and employee stock purchase plan grants, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The fair value of the option and employee stock purchase plan awards during 2012, 2011 and 2010 were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Option grants:
Expected dividend rate	0%	0%	0%
Risk-free interest rate	1.0%	1.7%	2.2%
Expected term (in years)	6.0	5.4	6.1
Expected volatility	48%	49%	51%

ESPP grants:
Dividend rate	0%	—	—
Risk-free interest rate	0.1%	—	—
Expected term (in years)	0.5	—	—
Expected volatility	39%	—	—

The Black-Scholes options pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the grant’s expected term and the price volatility of the underlying stock. These assumptions include:

Expected Term. The expected term represents the period over which the stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” we used the simplified method to determine the expected term as set forth in the guidance provided by the U.S. Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees. For ESPP grants, the expected term is based on the length of the offering period, which is six months.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each award’s expected term.

Expected Volatility. Since we do not have a sufficient trading history of our common stock, the expected volatility was derived from the average historic volatilities of several unrelated public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option grants and the offering period for ESPP grants.

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

We assess impairment of our property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Circumstances such as changes in technology or in the way an asset is being used may trigger an impairment review. If indicators of impairment exist and the undiscounted projected cash flow associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flow. We have not recognized an impairment charge on our property and equipment in our consolidated statement of operations during 2012, 2011 and 2010.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012:

Contractual Obligations:	2013	2014	2015	2016	2017 and thereafter	Total
Operating lease obligations[1]	$3,663	$4,067	$2,238	$2,302	$1,391	$13,661
Severance Pay Fund[2]	—	—	—	—	—	3,427
Purchase commitments[3]	3,167	—	—	—	—	3,167

Total	$6,830	$4,067	$2,238	$2,302	$1,391	$20,255

[1]

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the year ended December 31, 2012, we made regular lease payments of $2.1 million under the operating lease agreements.

[2]

Our consolidated balance sheet as of December 31, 2012 includes $3.4 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of December 31, 2012 and 2011 totaled $102.3 million and $97.6 million, respectively, and consist primarily of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operation.

As of December 31, 2012, we have no amounts outstanding under our credit facility agreement. To the extent in the future we enter into other long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended December 31, 2012 (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Net revenue:
Products and license	$18,717	$14,677	$14,044	$12,052	$14,779	$11,464	$11,379	$9,978
Services:
Maintenance and support	9,575	8,582	7,950	7,540	6,731	6,452	5,907	5,407
Professional services and training	1,839	1,749	1,584	1,256	1,252	1,418	1,243	817
Subscriptions	1,688	1,336	976	670	553	404	297	221

Total services	13,102	11,667	10,510	9,466	8,536	8,274	7,447	6,445

Total net revenue	31,819	26,344	24,554	21,518	23,315	19,738	18,826	16,423
Cost of revenue:
Products and license	2,338	2,064	2,274	1,854	2,278	1,357	1,705	1,371
Services	4,036	3,466	3,139	2,733	2,448	2,893	2,206	1,963

Total cost of revenue	6,374	5,530	5,413	4,587	4,726	4,250	3,911	3,334

Gross profit	25,445	20,814	19,141	16,931	18,589	15,488	14,915	13,089
Operating expenses:
Research and development	5,483	5,154	4,925	4,993	4,740	4,615	4,316	3,927
Sales and marketing	16,769	13,218	11,926	11,596	11,712	10,411	10,559	10,000
General and administrative	4,035	4,104	3,739	3,493	3,621	3,063	2,829	2,294

Total operating expenses	26,287	22,476	20,590	20,082	20,073	18,089	17,704	16,221

Loss from operations	(842)	(1,662)	(1,449)	(3,151)	(1,484)	(2,601)	(2,789)	(3,132)
Other income (expense), net	(117)	(67)	11	(70)	48	(63)	(86)	(89)

Loss before provision for income taxes	(959)	(1,729)	(1,438)	(3,221)	(1,436)	(2,664)	(2,875)	(3,221)
Provision for income taxes	(97)	262	227	153	191	205	150	116

Net loss	(862)	(1,991)	(1,665)	(3,374)	(1,627)	(2,869)	(3,025)	(3,337)
Loss attributable to noncontrolling interest	138	132	132	103	131	178	149	131

Net loss attributable to Imperva, Inc. stockholders	$(724)	$(1,859)	$(1,533)	$(3,271)	$(1,496)	$(2,691)	$(2,876)	$(3,206)

Net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	$(0.03)	$(0.08)	$(0.07)	$(0.15)	$(0.10)	$(0.48)	$(0.53)	$(0.63)

Weighted-average shares used to compute net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	23,605	23,160	22,583	22,304	14,618	5,554	5,392	5,075

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERVA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited Imperva’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Imperva, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Imperva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Imperva, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Imperva, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited the accompanying consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperva, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imperva, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,201	$96,025
Short-term investments	43,126	1,587
Restricted cash	591	687
Accounts receivable, net of allowance for doubtful accounts of $412 and $225 as of December 31, 2012 and 2011, respectively	35,576	25,736
Inventory	328	442
Deferred tax assets	597	246
Prepaid expenses and other current assets	4,356	1,352

Total current assets	143,775	126,075
Property and equipment, net	5,515	4,026
Severance pay fund	3,150	2,652
Restricted cash	753	666
Deferred tax assets	—	46
Other assets	764	77

TOTAL ASSETS	$153,957	$133,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,789	$3,534
Accrued compensation and benefits	9,258	7,491
Accrued and other current liabilities	4,323	4,408
Deferred revenue	33,609	21,982

Total current liabilities	50,979	37,415
Other liabilities	2,638	2,856
Deferred revenue	12,682	10,943
Accrued severance pay	3,427	2,760

TOTAL LIABILITIES	69,726	53,974

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value—145,000,000 shares authorized, 24,296,076 and 22,978,166 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	157,989	147,085
Accumulated deficit	(73,517)	(66,130)
Accumulated other comprehensive income (loss)	861	(616)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	85,335	80,341
Noncontrolling interest	(1,104)	(773)

TOTAL STOCKHOLDERS’ EQUITY	84,231	79,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,957	$133,542

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years ended December 31,
	2012	2011	2010
Net revenue:
Products and license	$59,490	$47,600	$34,479
Services	44,745	30,702	20,903

Total net revenue	104,235	78,302	55,382
Cost of revenue:
Products and license	8,530	6,711	5,905
Services	13,374	9,510	6,428

Total cost of revenue	21,904	16,221	12,333

Gross profit	82,331	62,081	43,049
Operating expenses:
Research and development	20,555	17,598	13,214
Sales and marketing	53,509	42,682	34,168
General and administrative	15,371	11,807	7,982

Total operating expenses	89,435	72,087	55,364

Loss from operations	(7,104)	(10,006)	(12,315)
Other income (expense), net	(243)	(190)	474

Loss before provision for income taxes	(7,347)	(10,196)	(11,841)
Provision for income taxes	545	662	527

Net loss	(7,892)	(10,858)	(12,368)
Loss attributable to noncontrolling interest	505	589	355

Net loss attributable to Imperva, Inc. stockholders	$(7,387)	$(10,269)	$(12,013)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.32)	$(1.34)	$(2.46)

Shares used in computing net loss per share of common stock, basic and diluted	22,916,426	7,674,554	4,884,665

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2012	2011	2010
Net loss	$(7,892)	$(10,858)	$(12,368)
Available-for sale investments:
Change in net unrealized gain (loss) on investments, net of tax	284	(55)	2
Net losses reclassified into earnings	(57)	(2)	—

	227	(57)	2
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax	1,853	(1,193)	(83)
Net gains (losses) reclassified into earnings	(603)	182	420

	1,250	(1,011)	337

Comprehensive loss	(6,415)	(11,926)	(12,029)
Comprehensive loss attributable to noncontrolling interest	505	589	355

Comprehensive loss attributable to Imperva, Inc. stockholders	$(5,910)	$(11,337)	$(11,674)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit)
Balance as at December 31, 2009	10,761,511	$53,442	4,866,676		$2,250	$(43,848)	$113	$(43)	$(41,528)
Issuance of common stock upon exercise of stock options	—	—	372,523	1	436	—	—	—	437
Issuance of common stock upon early exercise of stock options	—	—	60,000	—	—	—	—	—	—
Issuance of restricted stock	—	—	843,819	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	61	—	—	—	61
Stock-based compensation	—	—	—	—	640	—	—	—	640
Purchase of additional ownership interest in Incapsula, Inc.	—	—	—	—	(47)	—	—	47	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	2	—	2
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	(12,013)	—	(355)	(12,368)

Comprehensive loss									(12,029)

Balance as at December 31, 2010	10,761,511	53,442	6,143,018	1	3,340	(55,861)	452	(351)	(52,419)
Initial public offering shares issued, net of issuance costs	—	—	5,500,000	—	86,245	—	—	—	86,245
Exercise of warrant on preferred shares	9,721	178	—	—	—	—	—	—	—
Conversion of preferred shares	(10,771,232)	(53,620)	10,771,232	1	53,620	—	—	—	53,621
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	129	—	—	—	129
Issuance of common stock upon exercise of stock options	—	—	473,916	—	1,145	—	—	—	1,145
Issuance of common stock upon early exercise of stock options	—	—	90,000	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	1,046	—	—	—	1,046
Stock-based compensation	—	—	—	—	1,727	—	—	—	1,727
Purchase of additional ownership interest in Incapsula, Inc.	—	—	—	—	(167)	—	—	167	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(57)	—	(57)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	—	(10,269)	—	(589)	(10,858)

Comprehensive loss									(11,926)

Balance as at December 31, 2011	—	—	22,978,166	2	147,085	(66,130)	(616)	(773)	79,568
Issuance of common stock upon exercise of stock options	—	—	1,272,940	—	3,093	—	—	—	3,093
Vesting of restricted stock	—	—	—	—	881	—	—	—	881
Stock-based compensation	—	—	—	—	5,968	—	—	—	5,968
Issuance of common stock in connection with employee stock purchase plan	—	—	44,970	—	1,117	—	—	—	1,117
Income tax benefit from employee stock option exercises	—	—	—	—	19	—	—	—	19
Purchase of additional ownership interest in Incapsula, Inc.	—	—	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	227	—	227
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,250	—	1,250
Net loss	—	—	—	—	—	(7,387)	—	(505)	(7,892)

Comprehensive loss									(6,415)

Balance as at December 31, 2012	—	$—	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,892)	$(10,858)	$(12,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,841	1,540	1,170
Stock-based compensation	5,968	1,727	640
Revaluation of convertible preferred stock warrant liability	—	238	14
Amortization of premiums/accretion of discounts on short-term investments	496	—	—
Excess tax benefits from share-based compensation	(19)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,840)	(12,572)	(710)
Inventory	114	(55)	204
Prepaid expenses and other assets	(2,174)	(95)	(668)
Accounts payable	255	1,019	(568)
Accrued compensation and benefits	1,767	1,623	1,548
Accrued and other liabilities	703	(622)	2,021
Severance pay (net)	169	(60)	59
Deferred revenue	13,366	11,707	7,841
Deferred tax assets	(286)	(121)	(28)
Other	(1)	(8)	(204)

Net cash provided by (used in) operating activities	4,467	(6,537)	(1,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(58,158)	(2,948)	(2,249)
Proceeds from sales/maturities of short-term investments	16,305	2,611	1,467
Net purchases of property and equipment	(3,330)	(1,465)	(2,889)
Purchase of other assets	(400)	—	—
Change in restricted cash	9	160	(902)

Net cash used in investing activities	(45,574)	(1,642)	(4,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,211	1,149	588
Proceeds from initial public offering, net of offering costs	—	86,245	—
Proceeds from issuance of restricted stock	—	963	2,785
Repayment of convertible promissory note from related party	—	—	(600)
Borrowings on revolving credit facility	—	4,000	501
Repayments of revolving credit facility	—	(4,501)	—
Excess tax benefits from share-based compensation	19	—	—

Net cash provided by financing activities	4,230	87,856	3,274

Effect of exchange rate changes on cash and cash equivalents	53	(62)	171

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,824)	79,615	(2,177)
CASH AND CASH EQUIVALENTS - Beginning of year	96,025	16,410	18,587

CASH AND CASH EQUIVALENTS - End of year	$59,201	$96,025	$16,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$25	$12

Cash paid for income taxes	$1,430	$369	$192

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$881	$1,046	$61

Conversion of convertible preferred stock to common stock	$—	$53,620	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia and Europe. The Company is engaged in the development, marketing, sales, service and support of business security solutions that provide visibility and control over high value business data across critical systems within the data center.

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

Initial Public Offering

In November 2011, the Company completed its initial public offering (“IPO”) of 5,500,000 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $86.2 million, after deducting underwriting discounts of $6.9 million and offering costs of $5.8 million that have been recorded as a reduction of the proceeds. In connection with the IPO, the Company’s then outstanding shares of convertible preferred stock were automatically converted into an aggregate of 10,771,232 shares of common stock, and all then outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase an aggregate of 8,333 shares of common stock.

Noncontrolling Interest

The Company has recorded a noncontrolling interest in its consolidated balance sheets, consolidated statements of operations and statements of comprehensive loss and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the 15%, 18%, and 24% ownership interest of the minority owners of Incapsula as of December 31, 2012, 2011 and 2010, respectively. Changes to the ownership interest in Incapsula held by the minority owners are accounted for as equity transactions in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as the Company obtained control of Incapsula on November 5, 2009.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include the fair value of accounts receivable and inventory, and assumptions used in the calculation of income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to reduce its exposure to foreign currency rate changes for operating expenses that are forecasted to be incurred in currencies other than U.S. dollars. The Company records all of its derivative instruments at their gross fair value on the consolidated balance sheet at each balance sheet date. The Company classifies its cash flows from derivative financial instruments as operating activities.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For forward foreign currency exchange contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss resulting from changes in the fair value of the derivative instruments is accounted for in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and reclassified into operating expenses in the consolidated statements of operations in the period or periods during which the hedged transaction affects earnings. As of December 31, 2012, the Company estimated that $1.1 million of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. The ineffective portion of the gain or loss resulting from the change in fair value is recognized in other income (expense), net in the consolidated statements of operations.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used in current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents and short-term investments are classified as available-for-sale and are, therefore, recorded at fair value on the consolidated balance sheets, with any unrealized gains and losses reported in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of other income (expense), net in the consolidated statements of operations.

Restricted Cash

The Company has restricted cash pledged as collateral representing a security deposit required for a facility lease, collateral for the Company’s contract manufacturer in regards to the Company’s obligation to purchase inventory, collateral for the Company’s subsidiary’s forward foreign exchange contracts and a corporate credit card facility. As of December 31, 2012 and 2011, the Company has classified $591,000 and $687,000, respectively, of restricted cash as a current asset relating to inventory purchase commitments, collateral for the Company’s subsidiary’s forward foreign exchange contracts and the corporate credit card facility. In addition, as of December 31, 2012 and 2011, the Company has classified $753,000 and $666,000, respectively, of security deposit as non-current assets relating to its facility lease arrangement.

Inventory

Inventory consists of finished goods hardware appliances and related component parts and is stated at the lower of cost or market value determined on an average cost basis. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. The Company incurred an inventory write down of $396,000 for the year ended December 31, 2010. For the years ended December 31, 2012 and 2011, there was no inventory write-down incurred by the Company.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2012 and 2011, the Company has not written down any of its long-lived assets as a result of impairment.

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

•

Implement a price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

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

For stand-alone software sales after December 31, 2009, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is maintenance and support services. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Consistent with the Company’s methodology under previous accounting guidance, VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range. In addition, the Company considers major service groups and geographies in determining VSOE.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the years ended December 31, 2012, 2011 and 2010, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2012 and 2011.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is included within sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, advertising expenses were not material.

Retirement Savings Plan

The Company maintains a defined contribution 401(k) retirement savings plan for its U.S. employees. Each participant in the
401(k) retirement savings plan may elect to contribute a percentage of his or her annual compensation up to a specified maximum amount allowed under U.S. Internal Revenue Service regulations. There were no employer contributions to the 401(k) retirement savings plan for the years ended December 31, 2012, 2011 and 2010.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law. The carrying value of the deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date. The Company recognized severance expense related to the Israeli severance pay law during the years ended December 31, 2012, 2011 and 2010 of $1.0 million, $1.0 million, and $794,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 740 (“ASC 740”), Accounting for Income Taxes. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in the subsequent period when such a change in estimate occurs.

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

Liability Associated with Warrants to Purchase Convertible Preferred Stock

The Company accounts for freestanding warrants to purchase shares of convertible preferred stock that are contingently redeemable as liabilities on the consolidated balance sheet at their estimated fair value because the warrants may obligate the Company to redeem these warrants at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of the convertible preferred stock are recorded through other income (expense), net in the consolidated statements of operations. In connection with our IPO, the warrants to purchase convertible preferred stock were converted into warrants to purchase common stock. Accordingly, as of December 31, 2012 and 2011, there were no outstanding warrants to purchase shares of convertible preferred stock.

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

The Company’s financial instruments consist of Level I and Level II assets. Level I securities include highly liquid money market funds and mutual funds. Level II instruments include deposits maintained with financial institutions and derivative instruments.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

As of December 31, 2012 and 2011, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,602	$—	$—	$27,602
Bank deposits	10,107	—	—	10,107
Commercial paper	17,748	—	3	17,745
Money market funds	3,045	—	—	3,045
Corporate debt obligations	702	—	—	702

Total	$59,204	$—	$3	$59,201

Short-term investments:
Commercial paper	$1,000	$—	$—	$1,000
Corporate debt obligations	29,040	22	—	29,062
Bank deposits	10,057	—	—	10,057
US agency securities	1,001	—	—	1,001
Mutual funds	1,847	159	—	2,006

Total	$42,945	$181	$—	$43,126

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Bank deposits	$46,023	$—	$—	$46,023
Money market funds	50,002	—	—	50,002

Total	$96,025	$—	$—	$96,025

Short-term investments-Mutual funds	$1,644	$—	$57	$1,587

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of December 31, 2012 and 2011.

The following table sets forth the cost and estimated fair value of short-term investments based on stated effective maturities as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$32,394	$32,570
Due within two years	10,551	10,556

Total	$42,945	$43,126

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the years ended December 31, 2012 and 2011, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2012 and 2011, by level within the fair value hierarchy (in thousands):

	As of December 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$10,107	$—	$10,107
Commercial paper	—	17,745	—	17,745
Corporate debt obligations	—	702	—	702
Money market funds	3,045	—	—	3,045
Short-term investments:
Corporate debt obligations	—	29,062	—	29,062
Bank deposits	—	10,057	—	10,057
Commercial paper	—	1,000	—	1,000
US agency securities	—	1,001	—	1,001
Mutual funds	2,006	—	—	2,006

Total financial assets	$5,051	$69,674	$—	$74,725

Prepaid expenses and other current assets—Forward foreign exchange contracts	$—	$1,226	$—	$1,226

	As of December 31, 2011
	Level I	Level II	Level III	Fair Value
Financial Assets
Cash and cash equivalents:
Bank deposits	$46,023	$—	$—	$46,023
Money market funds	50,002	—	—	50,002
Short-term investments—Mutual funds	1,587	—	—	1,587

Total financial assets	$97,612	$—	$—	$97,612

Financial Liability
Accrued and other current liabilities—Forward foreign exchange contracts	$—	$631	$—	$631

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $3.2 million and $2.7 million as of December 31, 2012 and 2011, respectively.

Our cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. agency securities, investment-grade corporate bonds, term deposits and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. There was no transfer between Level 1, Level 2 and Level 3 during the years ended December 31, 2012 and 2011.

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Fair value—January 1, 2011	$69
Change in fair value of convertible preferred stock warrant liability	238
Reclassification to additional paid-in capital upon conversion to common stock warrant	(129)
Reclassification to preferred stock upon exercise of warrants	(178)

Fair value—December 31, 2011	$—

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Asset (Liability) as of December 31,
	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Forward foreign exchange contracts included in prepaid expenses and other current assets	$20,513	$1,117	$—	$—
Forward foreign exchange contracts included in accrued and other current liabilities	$—	$—	$20,135	$(631)
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships—
Forward foreign exchange contracts included in prepaid expenses and other current assets	$2,296	$109	$—	$—

Gains (losses) on derivative instruments accounted for as hedges and their classification on the consolidated statement of operations, are presented in the following tables (in thousands):

	Years Ended December 31,
	2012	2011	2010
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$1,304	$—	$518
Losses recognized in OCI (a)	(225)	(1,231)	—
Gains recognized from accumulated OCI into net loss (b)	—	220	105
Losses recognized from accumulated OCI into net loss (b)	(598)	—	—
Gains recognized in net loss (c)	—	—	315
Losses recognized in net loss (c)	(5)	(38)	—

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (d)	181	—	—
Losses recognized in net loss (d)	$(121)	$—	$—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other income (loss), into net loss, of which $(45), $16 and $10 were recognized within cost of sales for the years ended December 31, 2012, 2011 and 2010, respectively, and $(553), $204, and $95 were recognized within operating expenses for the year ended December 31, 2012, 2011 and 2010, respectively. All amounts are reflected with the respective consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6. Consolidated Balance Sheet Components

Accounts Receivable Allowance for Doubtful Accounts

The allowance for doubtful accounts is comprised of the following activity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts, beginning balance	$225	$407	$368
Charged to costs and expenses	269	202	58
Recoveries	—	(37)	—
Deductions (write-offs)	(82)	(347)	(19)

Allowance for doubtful accounts, ending balance	$412	$225	$407

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of December 31,
	2012	2011
Prepaid expenses	$1,646	$1,136
Derivative asset	1,226	—
Prepaid income taxes	631	53
Interest receivable	326	—
Deferred cost of revenue	—	84
Other	527	79

Total prepaid and other current assets	$4,356	$1,352

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2012	2011
Computers and related equipment	$7,088	$5,435
Office furniture and equipment	1,438	1,156
Leasehold improvements	2,670	1,822

Total property and equipment	11,196	8,413
Less: accumulated depreciation and amortization	(5,681)	(4,387)

Total property and equipment, net	$5,515	$4,026

Depreciation and amortization expense totaled $1.8 million, $1.5 million and $1.2 million, and for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2012	2011
Salary and related benefits	$2,761	$1,895
Accrued vacation	3,373	2,839
Accrued incentive payments	3,124	2,757

Total accrued compensation and benefits	9,258	7,491

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Accrued expenses	$2,602	$2,182
Income tax payable	396	500
Short-term deferred rent	65	235
Short-term stock repurchase liability	801	860
Derivative liability	—	631
Other	459	—

Total accrued and other current liabilities	$4,323	$4,408

Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Stock repurchase liability	$1,377	$2,198
Long-term deferred rent	716	368
Other	545	290

Total other long-term liabilities	$2,638	$2,856

7. Other Income (Expense), net

Other income (expense), net is comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Other Income:
Interest income	$460	$28	$162
Forward foreign exchange contract gains, net	—	—	417
Foreign currency exchange gains, net	—	203	41

Total	460	231	620

Other Expense:
Convertible preferred stock warrant liability losses	—	(238)	(14)
Forward foreign exchange contract losses, net	(19)	(39)	—
Foreign currency exchange losses, net	(497)	—	—
Other	(187)	(144)	(132)

Total	(703)	(421)	(146)

Total other income (expense), net	$(243)	$(190)	$474

8. Debt

Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for maximum borrowing capacity of up to $6.0 million as of December 31, 2012. As of December 31, 2012 and 2011, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of December 31, 2012, the Company was compliant with the amended covenant of the credit facility.

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

The principal and unpaid accrued interest under the convertible promissory note were convertible into Incapsula’s common stock or convertible preferred stock or any other securities issued at a price per share equal to such price per share paid in such round of financing for the same securities. In connection with the convertible promissory note, the Company recorded interest expense of $8,000 for the year ended December 31, 2010. There was no interest expense recorded for the years ended December 31, 2012 and 2011.

On March 9, 2010, Incapsula repaid the convertible promissory note and the accrued interest to the Company’s Chief Executive Officer.

9. Commitments and Contingencies

Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2018. Future minimum payments under these facility operating leases are as follows as of December 31, 2012 (in thousands):

Year Ending December 31:
2013	$3,663
2014	4,067
2015	2,238
2016	2,302
2017	1,380
Thereafter	11

Total	$13,661

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $1.9 million and $2.1 million, respectively.

In connection with leases for office space, the Company received tenant improvement allowances of $336,000 and $639,000 during the years ended December 31, 2012 and 2010, respectively, from the lessor for certain improvements made to the leased property. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net and as deferred rent within other liabilities on the consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the respective lease term.

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

As of December 31, 2012, 2011 and 2010 the Company has $753,000, $666,000 and $781,000, respectively, in restricted deposits to secure bank guarantees provided to the lessor.

Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $73,000 and $56,000 as of December 31, 2012 and 2011, respectively. Motor vehicle lease expenses for the years ended December 31, 2012, 2011 and 2010 were $2.2 million, $2.1 million and $1.6 million, respectively.

Purchase Commitments

As of December 31, 2012 and 2011, the Company had purchase commitments of $3.2 million and $3.0 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of December 31, 2012 and 2011 the Company had $562,000, and $560,000, respectively, of restricted deposits to secure the stand-by letters of credit provided.

Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material litigation; however, the Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of intellectual property rights. While the outcome of these matters is remote, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

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

10. Capital Stock

Common Stock Reserved for Issuance

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2012	2011
Issuance upon exercise of common stock warrant	8,333	8,333
Issuance in connection with outstanding stock options	1,989,237	2,871,005
Issuance in connection with outstanding restricted stock units	446,915	—
Reserved for future stock option and restricted stock unit grants	1,967,336	1,886,296
Reserved for future issuance under the employee stock purchase plan	684,812	500,000

	5,096,633	5,265,634

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

Stock Plans

2003 Stock Plan

During 2003, the Board of Directors adopted the 2003 Stock Plan (the “2003 Plan”), which allows for the granting of both incentive stock options and non-qualified stock options and the direct award or sale of shares of our common stock (including restricted common stock) to officers, employees, directors, consultants and other key persons. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and non-qualified options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value. Options granted under the Plan generally expire no later than ten years and in general vest four years from the date of grant.

2011 Stock Option and Incentive Plan

On September 9, 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaces the 2003 Plan as the Board has decided not to grant any additional awards under that plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, any reserved but unissued shares under the 2003 Stock Plan will be added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. As of December 31, 2012, there were 1,967,336 shares available for grant under the 2011 Plan. On January 1, 2012 and January 1, 2013, the share reserve under the 2011 Plan was automatically increased by 919,127 and 971,843 shares, respectively.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years. The Company began granting RSUs in February 2012, which generally vest either over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period.

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

The Company has initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of our stockholders. On January 1, 2012 and 2013, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 229,782 and 242,961 shares, respectively.

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

The following table summarizes option activity under the Incapsula Plan and related information:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding—December 31, 2009	—	—	$—
Options authorized	4,733,333	—	—
Granted	(1,244,000)	1,244,000	0.02
Forfeited	100,000	(100,000)	0.09

Outstanding—December 31, 2010	3,589,333	1,144,000	$0.01
Granted	(1,050,000)	1,050,000	0.18
Exercised	—	(37,500)	0.11
Forfeited	382,500	(382,500)	0.16

Outstanding—December 31, 2011	2,921,833	1,774,000	$0.08
Granted	(232,500)	232,500	0.25
Exercised	—	(105,625)	0.15
Forfeited	64,375	(64,375)	0.18

Outstanding—December 31, 2012	2,753,708	1,836,500	$0.10

The following table summarizes option activity under the 2003 Plan and the 2011 Plan and related information:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted Average Exercise Price
Outstanding—December 31, 2009	2,552,514	$1.36	8.29	$700
Granted	1,243,111	2.64
Exercised	(432,523)	1.36
Cancelled or forfeited	(599,194)	1.58

Outstanding—December 31, 2010	2,763,908	$1.90	8.09	$4,999
Granted	1,067,050	9.74
Exercised	(563,916)	3.73
Cancelled or forfeited	(396,037)	4.02

Outstanding—December 31, 2011	2,871,005	$4.15	7.86	$88,012
Granted	698,240	31.80
Exercised	(1,272,940)	2.41
Cancelled or forfeited	(307,068)	9.98

Balances—December 31, 2012	1,989,237	$14.08	8.09	$35,513

Vested and expected to vest—December 31, 2012	1,690,340	$13.24	7.98	$31,546

Exercisable—December 31, 2012	567,236	$4.30	6.74	$15,463

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2012 is summarized below:

Exercise Prices	Options Outstanding			Options Exercisable
	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Shares Subject to Stock Options	Weighted Average Exercise Price per Share
$0.40 to $3.65	664,916	6.54	$1.94	438,892	$1.78
$3.66 to $6.90	342,009	8.06	$4.76	40,367	$4.93
$6.91 to $26.40	336,358	8.66	$13.68	73,493	$13.41
$26.41 to $29.65	191,893	9.52	$28.23	—	$—
$29.66 to $32.90	337,599	9.31	$32.34	13,359	$32.79
$32.91 to $39.40	116,462	9.41	$35.70	1,125	$33.09

	1,989,237	8.09	$14.08	567,236	$4.30

RSU Activity

A summary of RSU activity for the year ended December 31, 2012, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted— Average Grant Date Fair Value
Unvested—January 1, 2012	—	$—
Granted	458,790	31.24
Released	—	—
Cancelled or expired	(11,875)	32.88

Unvested—December 31, 2012	446,915	$31.20

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$469	$118	$44
Research and development	1,227	130	66
Sales and marketing	2,543	412	257
General and administrative	1,729	1,067	273

Total stock-based compensation expense	$5,968	$1,727	$640

Determining the Fair Value of RSUs, Stock Options, and ESPP

The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The fair value of each stock option and ESPP grant to employees was determined by the Company and its board of directors using the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method is calculated as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla”, the expected term is derived from historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award. For ESPP grants, the expected term is based on the length of the offering period, which is six months.

Expected Volatility—The expected volatility was based on the average historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the stock option grants and the offering period for employee stock purchase plan grants as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the grant’s expected term.

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

A summary of the weighted-average assumptions is as follows:

	Years Ended December 31
	2012	2011	2010
Stock option grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.0%	1.7%	2.2%
Expected term (in years)	6.0	5.4	6.1
Expected volatility	48%	49%	51%
ESPP grants:
Dividend rate	0%	—	—
Risk-free interest rate	0.1%	—	—
Expected term (in years)	0.5	—	—
Expected volatility	39%	—	—

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2012, 2011 and 2010 was $14.54, $5.03 and $1.36 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees during the years ended December 31, 2012, 2011 and 2010 was $10.1 million, $5.4 million and $1.7 million, respectively. The aggregate grant date fair value of the Company’s stock options vested during the years ended December 31, 2012, 2011, and 2010 was $2.1 million, $1.5 million, and $460,000, respectively. None of the Company’s restricted stock units vested during the years presented.

The aggregate intrinsic value of options exercised under the Plan was $34.6 million, $5.8 million and $430,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the deemed fair value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options at the date of exercise. The Board of Directors deemed the fair value of the Company’s common stock to be $3.70 per share as of December 31, 2010.

As of December 31, 2012, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $17.5 million, net of estimated forfeitures. As of December 31, 2012, this cost will be amortized to expense over a weighted-average remaining period of 2.4 years, and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan were $4.2 million, $2.1 million and $588,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There was no capitalized stock-based compensation cost during the years ended December 31, 2012, 2011 and 2010. Recognized stock-based compensation tax benefits during the year ended December 31, 2012 was $19,000. There was no recognized stock-based compensation tax benefit during the years ended December 31, 2011 and 2010.

Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, 448,279 and 606,496 shares of restricted common stock, respectively, held by the Company’s CEO were unvested and subject to repurchase by the Company.

Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The total amount received in exchange for these shares of $1.1 million has been included in other liabilities in the accompanying consolidated balance sheet and is reclassified to equity as the shares vest. As of December 31, 2012 and 2011, 82,500 and 127,500 shares were unvested, respectively.

11. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(9,373)	$(12,747)	$(14,153)
Foreign	2,026	2,551	2,312

Loss before provision for taxes	$(7,347)	$(10,196)	$(11,841)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$51	$—	$—
State	47	63	12
Foreign	889	618	568

Total current provision	987	681	580
Deferred
Federal	(386)	—	—
State	(49)	—	—
Foreign	(7)	(19)	(53)

Total deferred benefit	(442)	(19)	(53)

Total	$545	$662	$527

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax benefit at federal statutory tax rate	$(2,497)	$(3,465)	$(4,026)
Tax benefit at state statutory tax rate	(282)	(390)	(482)
Tax benefit resulting from “Beneficiary Enterprise”	(95)	(191)	(37)
Foreign tax rate differential	(232)	(302)	(207)
Foreign repatriation	179	—	—
Unbenefitted loss of consolidated investment	1,193	1,026	513
Change in valuation allowance	1,373	3,072	4,081
Meals and entertainment	162	145	124
Warrants fair value adjustment	—	95	—
Stock compensation	497	543	627
Nondeductible expenses and other	247	129	(66)

Provision for income taxes	$545	$662	$527

Basic net loss per share amounts of benefits resulting from Beneficiary Enterprise Status	$0.00	$0.02	$0.01

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Reserves and accruals	$1,169	$809
Deferred revenue	5,642	2,844
Stock-based compensation	1,470	—
Net operating loss carryforwards	17,530	19,874

Gross deferred tax assets	25,811	23,527
Valuation allowance	(24,266)	(22,512)

Deferred tax assets	1,545	1,015
Deferred tax liabilities:
Stock-based compensation	(314)	(352)
Depreciation and amortization	(497)	(371)
Gain on OCI	(435)	—

Total deferred tax liabilities	(1,246)	(723)

Net deferred tax assets	$299	$292

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $1.8 million, $3.1 million and $4.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $66.5 million. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2023 through 2032 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2018 through 2032.

The Company uses the “with-and-without” approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2012, the amount of such excess tax benefits from stock options included in deferred tax assets for federal and state net operating losses were $20.2 million and $17.0 million, respectively. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the statement of operations.

Net operating loss carryforwards reflected above may be subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. For 2012, 2011, and 2010 the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $7.2 million, $5.6 million and $3.9 million, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation.

As of December 31, 2012 and 2011, the Company had gross unrecognized tax benefits of approximately $239,000 and $267,000, respectively, all of which would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2012 and 2011, the Company accrued interest of $7,000 and $22,000 in income tax expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1	$267	$171	$112
Additions based on tax positions taken during the current period	141	96	59
Reductions based on tax settlements	(169)	—	—

Balance at December 31	$239	$267	$171

The Company’s material tax jurisdictions are the United States federal, California and Israel. During the year ended December 31, 2012, the Israeli Tax Authorities settled the audit of income tax returns of the Israeli subsidiary for the tax years 2006 through 2010. As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2002 and forward for federal purposes and 2003 and forward for California purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

The Company’s Israeli subsidiary’s research and development intercompany services have a “Beneficiary Enterprise” status for a separate investment program that was elected by the Israel subsidiary under the Law for Encouragement of Capital Investments, 1959 (the “Investments Law”), which was amended on April 1, 2005. Effective January 1, 2012, the Company elected to no longer participate in the Beneficiary Enterprise program.

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

Through December 31, 2012, the Israeli subsidiary had $1.8 million of tax exempt income attributed to its Beneficiary Enterprise program. If such tax-exempt income is distributed in a merger or a regular distribution or upon complete liquidation of the Israeli subsidiary, it would be taxed at the corporate tax rate applicable to such profits and an income tax liability of up to $0.5 million would be incurred as of December 31, 2012.

During 2012, the Israeli Tax Authority provided a program whereby companies could elect to have such tax-exempt income taxed at a reduced rate of 10% if such election was made, and applicable taxes paid, prior to December 2013 on such tax-exempt income attributable to the Beneficiary Enterprise program. The Company has determined that it will participate in such program and as a result, has provided deferred income taxes of approximately $0.2 million on income attributable to the Israeli subsidiary’s Beneficiary Enterprise programs as the undistributed tax-exempt income is no longer deemed to be permanent in duration.

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

The following table presents a summary of our operating segments (in thousands):

	Years Ended December 31,
	2012	2011	2010
Imperva:
Net revenue	$103,410	$78,214	$55,382
Operating loss	(4,119)	(7,436)	(10,889)
Provision for income tax	527	646	489
Net loss	(4,757)	(8,144)	(10,982)
Depreciation and amortization	1,703	1,529	1,159
Stock-based compensation	5,947	1,706	583
Total assets	$149,998	$130,742	$39,245
Incapsula:
Net revenue	$825	$88	$—
Operating loss	(2,985)	(2,570)	(1,426)
Provision for income tax	18	16	38
Net loss	(3,135)	(2,714)	(1,386)
Depreciation and amortization	138	11	11
Stock-based compensation	21	21	57
Total assets	$3,959	$2,800	$1,732

The Company’s services revenue comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Maintenance and support	$33,647	$24,497	$18,064
Professional services and training	6,428	4,730	2,465
Subscriptions	4,670	1,475	374

Total net services revenue	$44,745	$30,702	$20,903

The Company’s revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Americas	$61,588	$47,851	$36,586
EMEA	24,958	18,464	13,492
APAC	17,689	11,987	5,304

Total net revenue	$104,235	$78,302	$55,382

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2012	2011	2010
United States	$2,851	$1,815	$2,066
Israel	2,642	2,196	2,010
Other	22	15	25

Total long-lived assets	$5,515	$4,026	$4,101

13. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2011	2010	2009
Net loss attributable to Imperva, Inc. stockholders	$(7,387)	$(10,269)	$(12,013)

Shares used in computing net loss per share of common stock, basic and diluted	22,916,426	7,674,554	4,884,665

Net loss per share of common stock, basic and diluted	$(0.32)	$(1.34)	$(2.46)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	—	10,761,511
Stock options to purchase common stock	1,989,237	2,871,005	2,763,908
Restricted stock units for common stock	446,915	—	—
Restricted shares of common stock subject to repurchase	530,779	733,995	1,138,488
Common stock warrants	8,333	8,333	—
Convertible preferred stock warrants	—	—	19,999

14. Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, an Executive Vice President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.4 million for the year ended December 31, 2012. As of December 31, 2012, Imperva had accounts receivable of $41,000 from the reseller for the indirect sales to Seagate. Amounts for the years ended December 31, 2011 and 2010 were not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 50.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on March 15, 2013, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Shlomo Kramer Shlomo Kramer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/s/ Terrence J. Schmid Terrence J. Schmid	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2013

/s/ Asheem Chandna Asheem Chandna	Director	March 15, 2013

/s/ Theresia Gouw Theresia Gouw	Director	March 15, 2013

/s/ Steven Krausz Steven Krausz	Director	March 15, 2013

/s/ Albert A. Pimentel Albert A. Pimentel	Director	March 15, 2013

/s/ Frank Slootman Frank Slootman	Director	March 15, 2013

/s/ David N. Strohm David N. Strohm	Director	March 15, 2013

/s/ James Tolonen James Tolonen	Director	March 15, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Restated Certificate of Incorporation of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.3	10/28/11

3.2	Amended and Restated Bylaws of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.6	10/28/11

4.1	Specimen Certificate Evidencing Shares of Imperva, Inc. common stock.	S-1/A	333-175008	4.1	10/28/11

4.2	Warrant to Purchase Stock issued December 22, 2005 to Silicon Valley Bank.	S-1	333-175008	4.2	6/17/11

4.3	Amended and Restated Investor Rights Agreement, dated November 1, 2011, by and among Imperva, Inc. and the investors party thereto.	S-1/A	333-175008	4.4	11/7/11

10.1#	2003 Stock Plan, as amended, including addendums and sub-plans.	S-1	333-175008	10.1	6/17/11

10.2#	Forms of agreements under the 2003 Stock Plan, as amended.	S-1	333-175008	10.2	6/17/11

10.3#	2011 Stock Option and Incentive Plan and subplan and form agreements thereunder.	S-8	333-179552	99.1	2/16/12

10.4#	2011 Employee Stock Purchase Plan.	S-1/A	333-175008	10.19	10/28/11

10.5#	Form of Amended and Restated Indemnification Agreement.	S-1/A	333-175008	10.4	10/28/11

10.6#	Offer Letter, dated August 16, 2010, between Imperva, Inc. and Shlomo Kramer.	S-1/A	333-175008	10.5	9/6/11

10.7#	Offer Letter, dated September 29, 2010, between Imperva, Inc. and Terrence J. Schmid.	S-1/A	333-175008	10.6	9/6/11

10.8#	Offer Letter, dated December 19, 2007, between Imperva, Inc. and Ralph Pisani.	S-1/A	333-175008	10.7	9/6/11

10.9#	Offer Letter, dated May 9, 2006, between Imperva, Inc. and Jason Forget.	S-1/A	333-175008	10.8	9/6/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.10	Offer Letter, dated June 10, 2011, between Imperva, Inc. and Trâm Phi.	10-Q	001-35338	10.01	5/11/2012

10.11	Offer Letter, dated July 14, 2011, between Imperva, Inc. and David N. Strohm.	S-1/A	333-175008	10.20	10/28/11

10.12	Offer Letter, dated July 20, 2011, between Imperva, Inc. and Frank Slootman.	S-1/A	333-175008	10.21	10/28/11

10.13#	Stock Purchase Agreement, dated September 30, 2010, between Imperva, Inc. and Shlomo Kramer (1,265,730 shares of common stock purchased).	S-1	333-175008	10.9	6/17/11

10.14#	Stock Purchase Agreement, dated September 30, 2010, between Imperva, Inc. and Shlomo Kramer (421,909 shares of common stock purchased).	S-1	333-175008	10.10	6/17/11

10.15†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.	S-1	333-175008	10.11	6/17/11

10.16†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology	10-Q	001-35338	10.1	8/13/2012

10.17†	Second Amendment to OEM Agreement dated as of January 23, 2013 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology					X

10.18†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and Dan-El Technologies, Ltd.	S-1	333-175008	10.12	6/17/11

10.19	Lease Agreement, dated February 6, 2008, between Imperva, Inc. and Westport Office Park, LLC.	S-1	333-175008	10.13	6/17/11

10.20	First Amendment to Lease, dated February 12, 2010, between Imperva, Inc. and Westport Office Park, LLC.	S-1	333-175008	10.14	6/17/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.21	Second Amendment to Lease Agreement effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.2	5/30/2012

10.22	Third Amendment to Lease Agreement effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.	10-Q	001-35338	10.1	11/13/2012

10.23	Series A Preferred Stock Purchase Agreement, dated November 5, 2009, between Incapsula, Inc. and Imperva, Inc.	S-1/A	333-175008	10.15	7/28/11

10.24	Series A and Series A-1 Preferred Stock Purchase Agreement, dated March 9, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.16	7/28/11

10.25	Amendment No. 1 to the Series A and Series A-1 Preferred Stock Purchase Agreement, dated December 31, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.18	7/28/11

10.26	Amendment No. 2 to the Series A and Series A-1 Preferred Stock Purchase Agreement, dated October 24, 2011, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.22	10/28/11

10.27	Amended and Restated Investors’ Rights Agreement, dated March 9, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.17	7/28/11

10.28	Imperva, Inc. Change in Control Plan and Form Notice of Participation.	10-K	001-35338	10.26	3/28/2012

10.29#	2013 Imperva Compensation Plan for Ralph Pisani.					X

10.30#	Imperva, Inc. 2013 Senior Management Bonus Plan.					X

21.1	Subsidiaries of Imperva, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

#	Indicates management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva, Inc. specifically incorporates it by reference.

**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.