Form 10-Q
period 2013-03-31
IMPERVA INC
filed 2013-05-09
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2013: 24,519,277 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31 2013	December 31, 2012
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,154	$59,201
Short-term investments	43,724	43,126
Restricted cash	596	591
Accounts receivable, net of allowance for doubtful accounts of $374 and $412 as of March 31, 2013 and December 31, 2012, respectively	24,299	35,576
Inventory	315	328
Deferred tax assets	609	597
Prepaid expenses and other current assets	5,083	4,356

Total current assets	140,780	143,775
Property and equipment, net	5,400	5,515
Severance pay fund	3,307	3,150
Restricted cash	753	753
Other assets	772	764

TOTAL ASSETS	$151,012	$153,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,783	$3,789
Accrued compensation and benefits	10,060	9,258
Accrued and other current liabilities	3,547	4,323
Deferred revenue	32,999	33,609

Total current liabilities	49,389	50,979
Other liabilities	2,491	2,638
Deferred revenue	13,650	12,682
Accrued severance pay	3,695	3,427

TOTAL LIABILITIES	69,225	69,726

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 24,517,584 and 24,296,076 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	161,670	157,989
Accumulated deficit	(79,576)	(73,517)
Accumulated other comprehensive income	931	861

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	83,027	85,335
Noncontrolling interest	(1,240)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	81,787	84,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,012	$153,957

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net revenue:
Products and license	$14,154	$12,052
Services	14,431	9,466

Total net revenue	28,585	21,518
Cost of revenue:
Products and license	1,876	1,854
Services	4,415	2,733

Total cost of revenue	6,291	4,587

Gross profit	22,294	16,931
Operating expenses:
Research and development	6,358	4,993
Sales and marketing	17,547	11,596
General and administrative	4,383	3,493

Total operating expenses	28,288	20,082

Loss from operations	(5,994)	(3,151)
Other income (expense), net	(47)	(70)

Loss before provision for income taxes	(6,041)	(3,221)
Provision for income taxes	154	153

Net loss	(6,195)	(3,374)
Loss attributable to noncontrolling interest	136	103

Net loss attributable to Imperva, Inc. stockholders	$(6,059)	$(3,271)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.25)	$(0.15)

Shares used in computing net loss per share of common stock, basic and diluted	23,905,027	22,303,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(6,195)	$(3,374)

Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	(67)	54
Net change in unrealized gain (loss) on hedging instruments	137	656

Comprehensive loss	(6,125)	(2,664)
Comprehensive loss attributable to noncontrolling interest	136	103

Comprehensive loss attributable to Imperva, Inc. stockholders	$(5,989)	$(2,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

For the three months ended March 31, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	221,508	—	628	—	—	—	628
Vesting of restricted stock	—	—	200	—	—	—	200
Stock-based compensation	—	—	2,853	—	—	—	2,853
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(67)	—	(67)
Change in unrealized gain (loss) on derivatives	—	—	—	—	137	—	137
Net loss	—	—	—	(6,059)	—	(136)	(6,195)

Comprehensive loss							(6,125)

Balance as of March 31, 2013	24,517,584	$2	$161,670	$(79,576)	$931	$(1,240)	$81,787

For the three months ended March 31, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock, net of repurchases	47,249	—	103	—	—	—	103
Vesting of restricted stock	—	—	140	—	—	—	140
Stock-based compensation	—	—	668	—	—	—	668
Purchase of additional ownership interest in Incapsula, Inc	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	54	—	54
Change in unrealized gain (loss) on derivatives	—	—	—	—	656	—	656
Net loss	—	—	—	(3,271)	—	(103)	(3,374)

Comprehensive loss							(2,664)

Balance as of March 31, 2012	23,025,415	$2	$147,822	$(69,401)	$94	$(702)	$77,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,195)	$(3,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	626	411
Stock-based compensation	2,853	668
Amortization of premiums/accretion of discounts on short-term investments	186	76
Changes in operating assets and liabilities:
Accounts receivable, net	11,277	6,280
Inventory	13	117
Prepaid expenses and other assets	(598)	(14)
Accounts payable	(1,006)	(1,114)
Accrued compensation and benefits	802	(925)
Accrued and other liabilities	(714)	(1,359)
Severance pay (net)	111	326
Deferred revenue	358	2,226
Deferred tax assets	(12)	(15)
Other	(8)	(4)

Net cash provided by operating activities	7,693	3,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(18,400)	(34,903)
Proceeds from sales/maturities of short-term investments	17,631	925
Purchase of property and equipment	(511)	(244)
Purchase of other assets	—	(300)
Change in restricted cash	(5)	100

Net cash used in investing activities	(1,285)	(34,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	628	103

Net cash provided by financing activities	628	103

Effect of exchange rate changes on cash and cash equivalents	(83)	(37)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,953	(31,057)
CASH AND CASH EQUIVALENTS - Beginning of period	59,201	96,025

CASH AND CASH EQUIVALENTS - End of period	66,154	64,968

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$200	$140

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013 (the “Annual Report”).

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

Concentration of Revenue and Accounts Receivable

For the three months ended March 31, 2013 and 2012, the Company did not have any customer that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of March 31, 2013 and December 31, 2012.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted the accounting standard update regarding reclassifications out of accumulated other comprehensive income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our condensed consolidated statements of operations if the amount being reclassified is required to be reclassified in its entirety to net income. See Note 9 (“Accumulated Other Comprehensive Income”) for additional details.

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

As of March 31, 2013 and December 31, 2012, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$34,539	$—	$—	$34,539
Commercial paper	12,800	—	3	12,797
Corporate debt obligations	2,515	—	—	2,515
Bank deposits	11,573	—	—	11,573
Money market funds	4,730	—	—	4,730

Total	$66,157	$—	$3	$66,154

Short-term investments:
Commercial paper	$1,901	$—	$—	$1,901
Corporate debt obligations	29,564	—	1	29,563
Bank deposits	10,153	—	—	10,153
US agency securities	1,000	—	—	1,000
Mutual funds	992	115	—	1,107

Total	$43,610	$115	$1	$43,724

	As of December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$27,602	$—	$—	$27,602
Commercial paper	17,748	—	3	17,745
Corporate debt obligations	702	—		702
Bank deposits	10,107	—	—	10,107
Money market funds	3,045	—	—	3,045

Total	$59,204	$—	$3	$59,201

Short-term investments:
Commercial paper	$1,000	$—	$—	$1,000
Corporate debt obligations	29,040	22	—	29,062
Bank deposits	10,057	—	—	10,057
US agency securities	1,001	—	—	1,001
Mutual funds	1,847	159	—	2,006

Total	$42,945	$181	$—	$43,126

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of March 31, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2013 (in thousands):

	As of March 31, 2013
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$29,960	$30,101
Due within two years	13,650	13,623

Total	$43,610	$43,724

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

4.	Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2013.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy (in thousands):

	As of March 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$12,797	$—	$12,797
Corporate debt obligations	—	2,515	—	2,515
Bank deposits	—	11,573	—	11,573
Money market funds	4,730	—	—	4,730
Short-term investments:
Commercial paper	—	1,900	—	1,900
Corporate debt obligations	—	29,563	—	29,563
Bank deposits	—	10,153	—	10,153
US agency securities	—	1,000	—	1,000
Mutual funds	1,108	—	—	1,108

Total financial assets	$5,838	$69,501	$—	$75,339

Prepaid expenses and other current assets - Forward foreign exchange contracts	$—	$1,355	$—	$1,355

	As of December 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$17,745	$—	$17,745
Corporate debt obligations	—	702	—	702
Bank deposits	—	10,107	—	10,107
Money market funds	3,045	—	—	3,045
Short-term investments:
Commercial paper	—	1,000	—	1,000
Corporate debt obligations	—	29,062	—	29,062
Bank deposits	—	10,057	—	10,057
US agency securities	—	1,001	—	1,001
Mutual funds	2,006	—	—	2,006

Total financial assets	$5,051	$69,674	$—	$74,725

Prepaid expenses and other current assets - Forward foreign exchange contracts	$—	$1,226	$—	$1,226

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $3.3 million and $3.2 million as of March 31, 2013 and December 31, 2012, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	Asset as of March 31, 2013		Asset as of December 31, 2012
			(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$15,348	$1,322	$20,513	$1,117

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships - included in prepaid expenses and other current assets	$1,757	$33	$2,296	$109

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended March 31,
	2013	2012
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$427	$732
Gains reclassified from accumulated OCI into net loss (b)	223	—
Losses reclassified from accumulated OCI into net loss (b)	—	(76)
Losses recognized in net loss (c)	—	(4)

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Net gains recognized in net loss (d)	$2	$—
Net losses recognized in net loss (d)	(57)	—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $17 and $206 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2013 and $6 and $70 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2012. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of March 31, 2013. As of March 31, 2013 and December 31, 2012, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of March 31, 2013 and December 31, 2012, the Company was compliant with the amended covenant of the credit facility.

7.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2018. Future minimum payments under these facility operating leases are as follows as of March 31, 2013 (in thousands):

Year Ending December 31:
2013 (remaining 9 months)	$2,750
2014	4,182
2015	2,307
2016	2,342
2017	1,612
Thereafter	271

Total	$13,464

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2013 and 2012 was $0.9 million and $0.5 million, respectively.

In connection with a lease of office space, the Company received tenant improvement allowances of $336,000 and $639,000 during the years ended December 31, 2012 and 2010, respectively, from the lessor for certain improvements made to the leased property. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term.

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

As of March 31, 2013 the Company has $753,000 in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $73,000 as of March 31, 2013. Motor vehicle lease expenses for the three months ended March 31, 2013 and 2012 were $0.5 million and $0.6 million, respectively.

(c) Purchase Commitments

As of March 31, 2013 and December 31, 2012, the Company had purchase commitments of $3.4 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of March 31, 2013, the Company had $596,000 of restricted deposits to secure the stand-by letters of credit provided.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material litigation; however, the Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of intellectual property rights. While the outcome of these matters is remote, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

(e) Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its channel partners and end customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments and settlements entered on such claims. The Company’s exposure under these indemnifications provisions is generally limited to the total amount paid under the agreement. However, certain agreements included indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. Accordingly, the Company has not recorded a liability on its consolidated balance sheets for these indemnification provisions.

In addition to the foregoing, the Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaces the 2003 Plan as the Board has decided not to grant any additional awards under that plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, any reserved but unissued shares under the 2003 Stock Plan will be added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. As of December 31, 2012, there were 1,967,336 shares available for grant under the 2011 Plan. On January 1, 2013, the share reserve under the 2011 Plan was automatically increased by 971,843 shares.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire in no later than ten years. The Company began granting RSUs in February 2012, which generally vest over either a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period.

(c) 2011 Employee Stock Purchase Plan

In September 2011, the Board of Directors adopted the 2011 Employee Stock Purchase Plan (the “ESPP”) which was subsequently approved by the Company’s stockholders. The ESPP took effect on the effective date of the registration statement for the Company’s IPO. The ESPP permits eligible employees to acquire shares of the Company’s common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Each offering period may run for no more than 24 months and consist of no more than five purchase periods. The purchase price for shares of the Company’s common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period or the last trading day of the applicable purchase period within that offering period.

The Company has initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2013, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 242,961 shares.

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

The following table summarizes option activity under the Incapsula Plan and related information for the three months ended March 31, 2013:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding - January 1, 2013	2,753,708	1,836,500	$0.10
Granted	—	—	—
Exercised	—	—	—
Forfeited	96,250	(96,250)	0.19

Outstanding - March 31, 2013	2,849,958	1,740,250	$0.10

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Cost of revenues	$213	$55
Research and development	666	127
Sales and marketing	1,333	261
General and administrative	641	225

Total stock-based compensation expense	$2,853	$668

The fair value of stock option grants to employees for the three months ended March 31, 2013 and 2012 was estimated using the following weighted average assumptions:

	For the three months ended March 31,
	2013	2012
Stock option grants:
Dividend rate	0%	0%
Risk-free interest rate	1.1%	1.2%
Expected term (in years)	6.1	6.1
Expected volatility	46%	49%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the 2003 Plan and the 2011 Plan and related information:

	Options Outstanding		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted Average Exercise Price
Balances - January 1, 2013	1,989,237	$14.08	8.09	$35,513
Granted	425,217	34.47
Exercised	(205,203)	3.33
Cancelled or forfeited	(56,071)	18.66

Balances - March 31, 2013	2,153,180	$19.01	8.36	$41,972

Options exercisable	510,413	$7.34	6.92	$15,905

RSU Activity

A summary of RSU activity under the 2003 Plan and the 2011 Plan for the three months ended March 31, 2013, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2013	446,915	$31.20
Granted	370,908	34.57
Released	(17,806)	32.79
Cancelled or expired	(12,304)	31.01

Unvested - March 31, 2013	787,713	$32.75

The aggregate intrinsic value of options exercised under the Plan was $6.6 million for the three months ended March 31, 2013. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of March 31, 2013 was $38.50 per share. As of March 31, 2013, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $29.9 million, net of estimated forfeitures. As of March 31, 2013, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the three months ended March 31, 2013 and 2012.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011. As of March 31, 2013, 408,724 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of March 31, 2013, 73,125 shares were unvested.

9.	Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows (in thousands):

	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
For the three months ended March 31, 2013
Balance at January 1, 2013	$690	$171	$861
Other comprehensive income (loss) before reclassifications, net of tax	360	16	376
Amounts reclassified to net loss	(223)	(83)	(306)

Other comprehensive income (loss)	137	(67)	70

Balance at March 31, 2013	$827	$104	$931

For the three months ended March 31, 2012
Balance at January 1, 2012	$(559)	$(57)	$(616)
Other comprehensive income (loss) before reclassifications, net of tax	732	(1)	731
Amounts reclassified to net loss	(76)	55	(21)

Other comprehensive income (loss)	656	54	710

Balance at March 31, 2012	$97	$(3)	$94

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 (in thousands):

	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
For the three months ended March 31, 2013
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$427	$(148)	$279
Reclassification adjustments [1]	(223)	81	(142)

Unrealized gains (losses) on cash flow hedges, net	204	(67)	137
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	16	—	16
Reclassification adjustments [2]	(83)	—	(83)

Unrealized gains (losses) on investments, net	(67)	—	(67)

Net change for the three months ended March 31, 2013	$137	$(67)	$70

For the three months ended March 31, 2012
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$732	$—	$732
Reclassification adjustments [1]	(76)	—	(76)

Unrealized gains (losses) on cash flow hedges, net	656	—	656
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	(1)	—	(1)
Reclassification adjustments [2]	55	—	55

Unrealized gains (losses) on investments, net	54	—	54

Net change for the three months ended March 31, 2012	$710	$—	$710

[1]	Refer to note 5 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

10.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. These income tax expense amounts were primarily attributable to foreign taxes.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s deferred tax assets.

11.	Segment Information

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

The following table presents a summary of the Company’s operating segments (in thousands):

	For the three months ended March 31,
	2013	2012
Imperva:
Net revenue	$28,133	$21,425
Operating loss	(5,039)	(2,497)
Provision for income tax	148	143
Net loss	(5,317)	(2,839)
Depreciation and amortization	546	399
Stock-based compensation	2,851	661
Total assets	$147,692	$124,992

Incapsula:
Net revenue	$452	$93
Operating loss	(955)	(654)
Provision for income tax	6	10
Net loss	(878)	(535)
Depreciation and amortization	80	12
Stock-based compensation	2	7
Total assets	$3,320	$5,822

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended March 31,
	2013	2012
Maintenance and support	$10,114	$7,540
Professional services and training	2,275	1,256
Subscriptions	2,042	670

Total net services revenue	$14,431	$9,466

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Americas	$18,179	$12,540
EMEA	6,279	5,504
APAC	4,127	3,474

Total net revenue	$28,585	$21,518

The following table presents long-lived assets by location (in thousands):

	As of March 31, 2013	As of December 31, 2012
United States	$2,917	$2,851
Israel	2,464	2,642
Other	19	22

Total long-lived assets	$5,400	$5,515

12.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months ended March 31,
	2013	2012
Stock options to purchase common stock	2,153,180	3,065,696
Restricted stock units for common stock	787,713	—
Restricted shares of common stock subject to repurchase	481,849	690,691
Common stock warrants	8,333	8,333

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 15, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2013, we had 165 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $6.4 million for the three months ended March 31, 2013 as compared to $5.0 million for the same period in 2012.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2013, 64% of our total revenue was generated from the Americas, 22% from Europe, Middle East and Africa (“EMEA”) and 14% from Asia Pacific.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 550 channel partners worldwide, including both resellers and distributors. In 2012, our channel partners originated over 35% and fulfilled almost 85% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of March 31, 2013, we had over 2,400 customers in more than 60 countries, excluding direct customers of our Incapsula segment. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $104.2 million in 2012. We have incurred net losses attributable to our stockholders of $6.1 million in the three months ended March 31, 2013 and $7.4 million in the year ended December 31, 2012, respectively. As of March 31, 2013, we had an accumulated deficit of $79.6 million.

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

To date, we have incurred, and continue to incur, losses from operations and net losses. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations and our net losses will continue to decline on an annual basis, and that we will reach profitability. Should we need additional cash in the future, we may utilize existing lines of credit, enter into additional lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended (or as of) March 31,
	2013	2012
	(in thousands, except number of
	customers and percentages)
Net revenue	$28,585	$21,518
Gross margin	78.0%	78.7%
Loss from operations	$(5,994)	$(3,151)
Total deferred revenue	$46,649	$35,151
Cash, cash equivalents and short-term investments	$109,878	$100,552
Net cash provided by operations	$7,693	$3,299
Number of customers	2,441	1,828

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and is just beginning to generate potentially material revenues. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by segment.

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended March 31,
	2013	2012
Americas	$18,179	$12,540
EMEA	6,279	5,504
APAC	4,127	3,474

Total net revenue	$28,585	$21,518

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of wages, benefits and bonuses and, with regard to the sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. While our operating expenses have grown on an absolute basis each year, they have decreased as a percentage of revenue for each annual period. As a result, our operating margins have improved.

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

General and Administrative

General and administrative expense consists primarily of personnel costs as well as professional fees, facilities costs and depreciation. General and administrative personnel costs include our executive, finance, purchasing, order entry, human resources, information technology and legal functions. Our professional fees consist primarily of accounting, external legal, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars to support our growth, as we expect to continue to increase legal and accounting costs related to compliance with rules and regulations of the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with the Sarbanes Oxley Act of 2002 and compliance with the rules of the New York Stock Exchange, as well as additional insurance, investor relations and other costs associated with being a public company.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2013 and 2012 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$14,154	49.5%	$12,052	56.0%
Services:
Maintenance and support	10,114	35.4%	7,540	35.0%
Professional services and training	2,275	8.0%	1,256	5.8%
Subscriptions	2,042	7.1%	670	3.1%

Total Services	14,431	50.5%	9,466	44.0%

Total net revenue	28,585	100.0%	21,518	100.0%

Cost of revenue:
Products and license	1,876	6.6%	1,854	8.6%
Services	4,415	15.4%	2,733	12.7%

Total cost of revenue	6,291	22.0%	4,587	21.3%

Gross profit	22,294	78.0%	16,931	78.7%
Operating expenses:
Research and development	6,358	22.3%	4,993	23.2%
Sales and marketing	17,547	61.4%	11,596	53.9%
General and administrative	4,383	15.3%	3,493	16.2%

Total operating expenses	28,288	99.0%	20,082	93.3%

Loss from operations	(5,994)	-21.0%	(3,151)	-14.6%
Other income (expense), net	(47)	-0.2%	(70)	-0.3%

Loss before provision for income taxes	(6,041)	-21.2%	(3,221)	-15.0%
Provision for income taxes	154	0.5%	153	0.7%

Net loss	(6,195)	-21.7%	(3,374)	-15.7%

Loss attributable to noncontrolling interest	136	0.5%	103	0.5%

Net loss attributable to Imperva, Inc. stockholders	$(6,059)	-21.2%	$(3,271)	-15.2%

Comparison of the Three Months Ended March 31, 2013 and 2012

	For the three months ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$14,154	$12,052	$2,102	17.4%
Percentage of net revenue	49.5%	56.0%
Services:
Maintenance and support	10,114	7,540	2,574	34.1%
Percentage of net revenue	35.4%	35.1%
Professional services and training	2,275	1,256	1,019	81.1%
Percentage of net revenue	8.0%	5.8%
Subscriptions	2,042	670	1,372	204.8%
Percentage of net revenue	7.1%	3.1%

Total Services	14,431	9,466	4,965	52.5%
Percentage of net revenue	50.5%	44.0%

Total net revenue	$28,585	$21,518	$7,067	32.8%

Americas	$18,179	$12,540	$5,639	45.0%
Percentage of net revenue	63.6%	58.3%
EMEA	6,279	5,504	775	14.1%
Percentage of net revenue	22.0%	25.6%
APAC	4,127	3,474	653	18.8%
Percentage of net revenue	14.4%	16.1%

Total net revenue	$28,585	$21,518	$7,067	32.8%

Our net revenue increased by $7.1 million, or 32.8%, to $28.6 million during the three months ended March 31, 2013 from $21.5 million during the three months ended March 31, 2012 due to growth in products and license revenue and services revenue . This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $5.6 million increase over the same period in 2012. The Americas revenue growth in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to sales of both product and licenses, and, to a lesser extent, increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements.

Products and license revenue increased by $2.1 million, or 17.4%, to $14.2 million during the three months ended March 31, 2013 from $12.1 million during the three months ended March 31, 2012. The change in product and license revenue was mostly driven by an increase in the Americas region in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $5.0 million, or 52.5%, to $14.4 million during the three months ended March 31, 2013 from $9.5 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, our services revenue was comprised of $10.1 million in maintenance and support, $2.3 million in professional services and training and $2.0 million in subscriptions. The change in services revenue in the three months ended March 31, 2013 from the three months ended March 31, 2012 was primarily due to an increase of $2.6 million in maintenance and support revenue resulting from our larger installed base, $1.0 million in professional services and training revenues, and $1.4 million in subscriptions revenue from our cloud-based security services including our ThreatRadar product, which was launched in the first quarter of 2010.

Gross Profit

	For the three months ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Products and license	$12,278	$10,198
Gross Margin %	86.7%	84.6%	2.1%
Services gross profit	10,016	6,733
Gross Margin %	69.4%	71.1%	-1.7%

Total gross profit	$22,294	$16,931
Gross Margin %	78.0%	78.7%	-0.7%

Total gross margin decreased 0.7 percentage points from 78.7% during the three months ended March 31, 2012 to 78.0% during the three months ended March 31, 2013 primarily due to a decrease in services gross margin of 1.7 percentage points as well as a higher proportion of services revenue to total revenue in the three months ended March 31, 2013 compared to the same period in 2012. The decreased services margin was primarily due to higher use of outside contractors, which tend to be more costly than our internal service personnel, in order to support the growth in services revenue during the three months ended March 31, 2013. Products and license gross margins increased by 2.1% to 86.7% for the three months ended March 31, 2013 as compared to 84.6% for the three months ended March 31, 2012. The increase was primarily attributable to an increase in the proportion of virtual appliance to total appliance sales in the quarter ended March 31, 2013 as compared to the 2012 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Operating Expenses

	For the three months ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$6,358	$4,993	$1,365	27.3%
Percentage of net revenue	22.3%	23.2%
Sales and marketing	17,547	11,596	5,951	51.3%
Percentage of net revenue	61.4%	53.8%
General and administrative	4,383	3,493	890	25.5%
Percentage of net revenue	15.3%	16.2%

Total operating expenses	$28,288	$20,082	$8,206	40.9%

Results above include stock-based compensation expense of:

	For the three months ended March 31,		Change
	2013	2012
	(dollars in thousands)
Research and development	$666	$372	$294
Sales and marketing	1,333	665	668
General and administrative	641	582	59

	$2,640	$1,619	$1,021

Research and development expenses increased by $1.4 million, or 27.3%, to $6.4 million during the three months ended March 31, 2013 from $5.0 million during the three months ended March 31, 2012. The change was primarily attributable to an increase of $1.1 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $0.2 million in Incapsula research and development costs.

Sales and marketing expenses increased by $6.0 million, or 51.3%, to $17.5 million during the three months ended March 31, 2013 from $11.6 million during the three months ended March 31, 2012. The change was principally related to an increase of $4.6 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $0.6 million, and increases in trade show, corporate marketing and seminar costs totaling $0.5 million.

General and administrative expenses increased by $0.9 million, or 25.5%, to $4.4 million during the three months ended March 31, 2013 from $3.5 million during the three months ended March 31, 2012. The change was primarily due to an increase of $0.8 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth and meet the demands and compliance responsibilities of a U.S. public company.

Loss from Operations

Three months ended March 31,		Change	% Change
2013	2012
(dollars in thousands)
$(5,994)	$(3,151)	$(2,843)	-90.2%

Our loss from operations increased by $2.8 million, or 90.2%, to $6.0 million for the three months ended March 31, 2013 from $3.2 million for the three months ended March 31, 2012. Total operating expenses increased by $8.2 million during the three months ended March 31, 2013 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $6.0 million to expand our global sales efforts, and an increase of $1.4 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $0.9 million related to personnel costs to build out our corporate level functions to support our global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase in operating expenses was partially offset by an increase in our gross profit of $5.4 million during the three months ended March 31, 2013 due to higher net revenues.

Other Interest/Expense

Three months ended March 31,		Change
2013	2012	Amount	%
(dollars in thousands)
$(47)	$(70)	$23	32.9%

Other income (expense) increased by $23,000 during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. There were no significant changes between the two periods.

Provision for Income Taxes

	For the three months ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Provision for income taxes	$154	$153	$1	0.7%
Effective tax rate	-8.9%	-4.8%

The provision for income taxes for the three months ended March 31, 2013 and 2012 is comprised primarily of foreign income taxes. There was no significant changes between the two periods.

Deferred Revenue

	As of March 31,		Change
	2013	2012	Amount	%
		(dollars in thousands)
Total deferred revenue	$46,649	$35,151	$11,498	32.7%

Deferred revenue increased by $11.5 million, or 32.7%, to $46.6 million as of March 31, 2013 from $35.2 million as of March 31, 2012. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of March 31,		Change
	2013	2012	Amount	%
		(dollars in thousands)
Number of customers	2,441	1,828	613	33.5%

Our number of customers increased by 613, or 33.5%, to 2,441 as of March 31, 2013 from 1,828 as of March 31, 2012. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 205 people as of March 31, 2012 to 252 as of March 31, 2013. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers, particularly in the Asia Pacific region, while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of March 31, 2013, we had $109.9 million of cash, cash equivalents and short-term investments, $3.1 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $109.9 million as of March 31, 2013. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of March 31, 2013, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of March 31, 2013, we were compliant with the covenant of the credit facility.

Since November 2011, we have been incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors’ fees, increased directors’ and officers’ insurance, investor relations fees, expenses for compliance with the Sarbanes Oxley Act of 2002 and rules implemented by the SEC and New York Stock Exchange, the exchange on which our common stock is listed, and various other related costs. The Sarbanes Oxley Act of 2002 requires annual management assessment of the effectiveness of our internal control over financial reporting.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$7,693	$3,299
Net cash used in investing activities	$(1,285)	$(34,422)
Net cash provided by financing activities	$628	$103

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

Net cash provided by operating activities of $7.7 million for the three months ended March 31, 2013 reflected a net loss of $6.2 million, adjusted for non-cash charges of $3.7 million, as well as a net change of $10.2 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $11.3 million, and an increase in accrued compensation and benefits of $0.8 million. These changes were partially offset by a decrease in accounts payable of $1.0 million, and a decrease in accrued and other liabilities of $0.7 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the three months ended March 31, 2013, cash used in investing activities was $1.3 million, primarily as a result of $0.8 million in net purchases of short-term investments in addition to $0.5 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2013 primarily as a result of proceeds received from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations(1)	$2,750	$4,182	$2,307	$2,342	$1,612	$271	$13,464
Severance Pay Fund(2)	—	—	—	—	—	—	3,695
Purchase commitments(3)	—	—	—	—	—	—	3,373

Total	$2,750	$4,182	$2,307	$2,342	$1,612	$271	$20,532

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2013, we made regular lease payments of $0.8 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of March 31, 2013 includes $3.7 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.0 million in 2010, $10.3 million in 2011, $7.4 million in 2012 and $6.1 million in the three months ended March 31, 2013. As a result, we had an accumulated deficit of $79.6 million at March 31, 2013. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010, 11% of our bookings for the year ended December 31, 2012 and 8% of our bookings for the three months ended March 31, 2013, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 33% of our total revenue for 2010, 31% of our total revenue for 2011, 32% of our total revenue for 2012 and 35% of our total revenue for the three months ended March 31, 2013. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012 and the three months ended March 31, 2013, we incurred approximately 37%, 41% and 40%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 315 employees as of December 31, 2010 to 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012 and then to 515 employees as of March 31, 2013. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For instance, in the third quarter of 2011, we completed the implementation of NetSuite, an on-demand enterprise resource planning (“ERP”) system, replacing our prior ERP system. We have a limited operating history using NetSuite and may encounter difficulties using NetSuite to manage critical functions of our business.

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

Also, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination across our organization. If we fail to achieve the necessary level of efficiency in our organization as it grows or otherwise fail to manage any future growth effectively, we could incur in increased costs, and loss of customer and investor confidence in our internal systems and processes, any of which could result in harm to our business, results of operations and financial condition or a decline in our stock price.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have nine issued patents and nine patent applications pending in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Further, as of May 1, 2013 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 17.9% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 16.4% of our outstanding common stock as of May 1, 2013, based on information in their public filings. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.

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

The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. We expect to use the remaining net proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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
Date: May 9, 2013
	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2013
	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01#	Offer Letter, dated May 5, 2004, between Imperva, Inc. and Mark Kraynak.

10.02#	Employment and Non-Competition Agreement, dated May 7, 2002, between Imperva, Ltd. and Amichai Shulman, and Car Leasing Agreement, dated February 6, 2013, between Imperva, Ltd. and Amichai Shulman.

10.03#	Sales Compensation Plan, dated February 8, 2013, between Imperva, Inc. and Jason Forget.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.