Form 10-Q
period 2013-06-30
IMPERVA INC
filed 2013-08-08
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2013: 24,752,983 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,021	$59,201
Short-term investments	40,362	43,126
Restricted cash	33	591
Accounts receivable, net of allowance for doubtful accounts of $234 and $412 as of June 30, 2013 and December 31, 2012, respectively	27,087	35,576
Inventory	368	328
Deferred tax assets	615	597
Prepaid expenses and other current assets	4,663	4,356

Total current assets	143,149	143,775
Property and equipment, net	5,448	5,515
Severance pay fund	3,535	3,150
Restricted cash	1,252	753
Other assets	772	764

TOTAL ASSETS	$154,156	$153,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,773	$3,789
Accrued compensation and benefits	10,608	9,258
Accrued and other current liabilities	3,822	4,323
Deferred revenue	33,826	33,609

Total current liabilities	52,029	50,979
Other liabilities	2,349	2,638
Deferred revenue	14,477	12,682
Accrued severance pay	3,877	3,427

TOTAL LIABILITIES	72,732	69,726

Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value—145,000,000 shares authorized, 24,744,486 and 24,296,076 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	167,764	157,989
Accumulated deficit	(85,491)	(73,517)
Accumulated other comprehensive income	556	861

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	82,831	85,335
Noncontrolling interest	(1,407)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	81,424	84,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,156	$153,957

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue:
Products and license	$15,671	$14,044	$29,825	$26,096
Services	15,668	10,510	30,099	19,976

Total net revenue	31,339	24,554	59,924	46,072
Cost of revenue:
Products and license	2,446	2,274	4,322	4,128
Services	5,098	3,139	9,513	5,872

Total cost of revenue	7,544	5,413	13,835	10,000

Gross profit	23,795	19,141	46,089	36,072
Operating expenses:
Research and development	6,646	4,925	13,004	9,918
Sales and marketing	18,281	11,926	35,828	23,522
General and administrative	4,597	3,739	8,980	7,232

Total operating expenses	29,524	20,590	57,812	40,672

Loss from operations	(5,729)	(1,449)	(11,723)	(4,600)
Other income (expense), net	(55)	11	(102)	(59)

Loss before provision for income taxes	(5,784)	(1,438)	(11,825)	(4,659)
Provision for income taxes	261	227	415	380

Net loss	(6,045)	(1,665)	(12,240)	(5,039)
Loss attributable to noncontrolling interest	130	132	266	235

Net loss attributable to Imperva, Inc. stockholders	$(5,915)	$(1,533)	$(11,974)	$(4,804)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.24)	$(0.07)	$(0.50)	$(0.21)

Shares used in computing net loss per share of common stock, basic and diluted	24,171	22,583	24,039	22,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(6,045)	$(1,665)	$(12,240)	$(5,039)
Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	(141)	(19)	(208)	35
Net change in net unrealized gain (loss) on hedging instruments	(234)	(585)	(97)	71

	(375)	(604)	(305)	106

Comprehensive loss	(6,420)	(2,269)	(12,545)	(4,933)
Comprehensive loss attributable to noncontrolling interest	130	132	266	235

Comprehensive loss attributable to Imperva, Inc. stockholders	$(6,290)	$(2,137)	$(12,279)	$(4,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the six months ended June 30, 2013
Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	448,410	—	2,893	—	—	—	2,893
Vesting of restricted stock	—	—	400	—	—	—	400
Stock-based compensation	—	—	6,445	—	—	—	6,445
Sale of additional ownership in Incapsula, Inc.		—	37	—	—	(37)	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(208)	—	(208)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	(11,974)	—	(266)	(12,240)

Comprehensive loss							(12,545)

Balance as of June 30, 2013	24,744,486	$2	$167,764	$(85,491)	$556	$(1,407)	$81,424

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the six months ended June 30, 2012
Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock, net of repurchases	581,457	—	1,088	—	—	—	1,088
Vesting of restricted stock	—	—	280	—	—	—	280
Stock-based compensation	—	—	1,834	—	—	—	1,834
Purchase of additional ownership in Incapsula, Inc.	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	35	—	35
Change in unrealized gain (loss) on derivatives	—	—	—	—	71	—	71
Net loss	—	—	—	(4,804)	—	(235)	(5,039)

Comprehensive loss							(4,933)

Balance as of June 30, 2012	23,559,623	$2	$150,113	$(70,934)	$(510)	$(834)	$77,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,240)	$(5,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,269	850
Stock-based compensation	6,445	1,834
Amortization of premiums/accretion of discounts on short-term investments	383	197
Changes in operating assets and liabilities:
Accounts receivable, net	8,489	2,548
Inventory	(40)	59
Prepaid expenses and other assets	(404)	(793)
Accounts payable	(16)	(1,114)
Accrued compensation and benefits	1,350	966
Accrued and other liabilities	(390)	(496)
Severance pay, net	65	301
Deferred revenue	2,012	3,548
Deferred tax assets	(18)	—
Other	(8)	(4)

Net cash provided by operating activities	6,897	2,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(27,026)	(41,256)
Proceeds from sales/maturities of short-term investments	29,361	2,310
Purchase of property and equipment	(1,202)	(885)
Purchase of other assets	—	(350)
Change in restricted cash	59	99

Net cash provided by (used in) investing activities	1,192	(40,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	2,893	1,087

Net cash provided by financing activities	2,893	1,087

Effect of exchange rate changes on cash and cash equivalents	(162)	(32)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,820	(36,170)
CASH AND CASH EQUIVALENTS—Beginning of period	59,201	96,025

CASH AND CASH EQUIVALENTS—End of period	70,021	59,855

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted stock and early exercised stock options	$400	$280

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

Concentration of Revenue and Accounts Receivable

For the three months ended June 30, 2013 and 2012, the Company had one customer that represented 11% and 10%, respectively, of the Company’s total revenue. For the six months ended June 30, 2013 and 2012, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$36,096	$—	$—	$36,096
Commercial paper	18,398	—	—	18,398
Corporate debt obligations	1,502	—	—	1,502
Bank deposits	11,238	—	—	11,238
Money market funds	2,787	—	—	2,787

Total	$70,021	$—	$—	$70,021

Short-term investments:
Commercial paper	$1,006	$—	$2	$1,004
Corporate debt obligations	28,895	—	68	28,827
Bank deposits	10,153	—	—	10,153
Mutual funds	338	40	—	378

Total	$40,392	$40	$70	$40,362

	As of December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$27,602	$—	$—	$27,602
Commercial paper	17,748	—	3	17,745
Corporate debt obligations	702	—	—	702
Bank deposits	10,107	—	—	10,107
Money market funds	3,045	—	—	3,045

Total	$59,204	$—	$3	$59,201

Short-term investments:
Commercial paper	$1,000	$—	$—	$1,000
Corporate debt obligations	29,040	22	—	29,062
Bank deposits	10,057	—	—	10,057
US agency securities	1,001	—	—	1,001
Mutual funds	1,847	159	—	2,006

Total	$42,945	$181	$—	$43,126

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of June 30, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2013 (in thousands):

	As of June 30, 2013
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$21,244	$21,302
Due within two years	19,148	19,060

Total	$40,392	$40,362

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

4.	Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the six months ended June 30, 2013.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy (in thousands):

	As of June 30, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$18,398	$—	$18,398
Corporate debt obligations	—	1,502	—	1,502
Bank deposits	—	11,238	—	11,238
Money market funds	2,787	—	—	2,787
Short-term investments:
Commercial paper	—	1,004	—	1,004
Corporate debt obligations	—	28,827	—	28,827
Bank deposits	—	10,153	—	10,153
Mutual funds	378	—	—	378

Total financial assets	$3,165	$71,122	$—	$74,287

Prepaid expenses and other current assets—Forward foreign exchange contracts	$—	$1,068	$—	$1,068

	As of December 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$17,745	$—	$17,745
Corporate debt obligations	—	702	—	702
Bank deposits	—	10,107	—	10,107
Money market funds	3,045	—	—	3,045
Short-term investments:
Commercial paper	—	1,000	—	1,000
Corporate debt obligations	—	29,062	—	29,062
Bank deposits	—	10,057	—	10,057
US agency securities	—	1,001	—	1,001
Mutual funds	2,006	—	—	2,006

Total financial assets	$5,051	$69,674	$—	$74,725

Prepaid expenses and other current assets—Forward foreign exchange contracts	$—	$1,226	$—	$1,226

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $3.5 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	Asset as of June 30, 2013		Asset as of December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in prepaid expenses and other current assets	$10,151	$1,020	$20,513	$1,117
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships—included in prepaid expenses and other current assets	$1,248	$48	$2,296	$109

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$59	$—	$486	$—
Losses recognized in OCI (a)	—	(690)	—	(110)
Gains reclassified from accumulated OCI into net loss (b)	360	—	583	—
Losses reclassified from accumulated OCI into net loss (b)	—	(105)	—	(181)
Losses recognized in net loss (c)	—	(1)	—	(5)
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (d)	$25	$—	$27	$16
Losses recognized in net loss (d)	—	(33)	(57)	—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $22 and $338 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2013 and $39 and $544 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2013. $(8) and $(97) were recognized within cost of sales and operating expenses, respectively for the three months ended June 30, 2012 and $(14) and $(167) were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2012. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of June 30, 2013. As of June 30, 2013 and December 31, 2012, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of June 30, 2013 and December 31, 2012, the Company was compliant with the amended covenant of the credit facility.

7.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2018. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of June 30, 2013 (in thousands):

Year Ending December 31:	Operating Leases	Estimated Sublease Income
2013 (remaining 6 months)	$2,151	$151
2014	4,540	228
2015	2,310	227
2016	2,344	75
2017	1,613	—
Thereafter	273	—

Total	$13,231	$681

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2013 and 2012 was $1.7 million and $1.0 million, respectively.

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

As of June 30, 2013 the Company has $1.3 million in restricted deposits to secure bank guarantees provided to one of its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $81,000 as of June 30, 2013. Motor vehicle lease expenses for the six months ended June 30, 2013 and 2012 were $1.2 million and $1.0 million, respectively.

(c) Purchase Commitments

As of June 30, 2013 and December 31, 2012, the Company had purchase commitments of $3.8 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material litigation; however, the Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of intellectual property rights. While the outcome of these matters is remote, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations or cash flows. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

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

(a) 2003 Stock Plan

During 2003, the Board of Directors adopted the 2003 Stock Plan (the “2003 Plan”), which allows for the granting of both incentive stock options and non-qualified stock options and the direct award or sale of shares of the Company’s common stock (including restricted common stock) to officers, employees, directors, consultants and other key persons. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and non-qualified options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value. Options granted under the Plan generally expire no later than ten years and, in general, vest four years from the date of grant.

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

The following table summarizes option activity under the Incapsula Plan and related information for the six months ended June 30, 2013:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding—January 1, 2013	2,753,708	1,836,500	$0.10
Granted	(305,000)	305,000	0.40
Exercised	0	(123,750)	0.15
Forfeited	116,250	(116,250)	0.21

Outstanding—June 30, 2013	2,564,958	1,901,500	$0.18

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Cost of revenues	$255	$104	$468	$159
Research and development	720	260	1,386	387
Sales and marketing	1,643	439	2,976	700
General and administrative	974	363	1,615	588

Total stock-based compensation expense	$3,592	$1,166	$6,445	$1,834

The fair value of stock option grants for the three months and six months ended June 30, 2013 and 2012 was estimated using the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.1%	0.9%	1.1%	1.1%
Expected term (in years)	6.0	5.8	6.0	6.0
Expected volatility	48%	47%	46%	49%
ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	48%	38%	48%	38%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the 2003 Plan and the 2011 Plan and related information:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balances—January 1, 2013	1,989,237	$14.08	8.09	$35,513
Granted	541,032	35.20
Exercised or released	(369,782)	4.71
Cancelled or forfeited	(129,230)	20.12

Balances—June 30, 2013	2,031,257	21.02	8.29	$48,790

Options exercisable	536,021	$10.33	7.04	$18,607

RSU Activity

A summary of RSU activity under the 2003 Plan and the 2011 Plan for the six months ended June 30, 2013, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested—January 1, 2013	446,915	$31.20
Granted	478,656	35.33
Released	(22,963)	31.93
Cancelled or expired	(29,401)	33.62

Unvested—June 30, 2013	873,207	$33.38

The aggregate intrinsic value of options exercised under the Plan was $12.0 million for the six months ended June 30, 2013. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of June 30, 2013 was $45.04 per share. As of June 30, 2013, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $31.0 million, net of estimated forfeitures. As of June 30, 2013, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the six months ended June 30, 2013 and 2012.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011. As of June 30, 2013, 369,170 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of June 30, 2013, 63,750 shares were unvested.

9.	Accumulated Other Comprehensive Income (Loss)

The changes in the balances of Accumulated other comprehensive income by component are as follows (in thousands):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at April 1	$827	$104	$931	$97	$(3)	$94
Other comprehensive income (loss) before reclassifications	207	(62)	145	(690)	13	(677)
Amounts reclassified to net loss	(441)	(79)	(520)	105	(32)	73

Other comprehensive income (loss)	(234)	(141)	(375)	(585)	(19)	(604)

Balance at June 30	$593	$(37)	$556	$(488)	$(22)	$(510)

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$690	$171	$861	$(559)	$(57)	$(616)
Other comprehensive income (loss) before reclassifications	486	(46)	440	(110)	10	(100)
Amounts reclassified to net loss	(583)	(162)	(745)	181	25	206

Other comprehensive income (loss)	(97)	(208)	(305)	71	35	106

Balance at June 30	$593	$(37)	$556	$(488)	$(22)	$(510)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Pre-Tax Amount	Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After- Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$59	$148	$207	$(690)	$—	$(690)
Reclassification adjustments [1]	(360)	(81)	(441)	105	—	105

Unrealized gains (losses) on cash flow hedges, net	(301)	67	(234)	(585)	—	(585)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	(62)	—	(62)	13	—	13
Reclassification adjustments [2]	(79)	—	(79)	(32)	—	(32)

Unrealized gains (losses) on investments:	(141)	—	(141)	(19)	—	(19)

Other comprehensive income/(loss)	$(442)	$67	$(375)	$(604)	$—	$(604)

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Pre-Tax Amount	Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After- Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$486	$—	$486	$(110)	$—	$(110)
Reclassification adjustments [1]	(583)	—	(583)	181	—	181

Unrealized gains (losses) on cash flow hedges, net	(97)	—	(97)	71	—	71
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	(46)	—	(46)	10	—	10
Reclassification adjustments [2]	(162)	—	(162)	25	—	25

Unrealized gains (losses) on investments:	(208)	—	(208)	35	—	35

Other comprehensive income/(loss)	$(305)	$—	$(305)	$106	$—	$106

[1]	Refer to note 5 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

10.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. These income tax expense amounts were primarily attributable to foreign taxes.

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

The following table presents a summary of the Company’s operating segments (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Imperva:
Net revenue	$30,756	$24,394	$58,889	$45,819
Operating loss	(4,831)	(784)	(9,870)	(3,281)
Provision for income tax	(262)	230	(410)	373
Net loss	(5,213)	(810)	(10,530)	(3,649)
Depreciation and amortization	559	411	1,105	810
Stock-based compensation	3,578	1,159	6,429	1,820
Total assets	$151,209	$129,589	$151,209	$129,589
Incapsula:
Net revenue	$583	$160	$1,035	$253
Operating loss	(898)	(665)	(1,853)	(1,319)
Provision for income tax	1	(3)	(5)	7
Net loss	(832)	(855)	(1,710)	(1,390)
Depreciation and amortization	84	28	164	40
Stock-based compensation	14	7	16	14
Total assets	$2,947	$5,116	$2,947	$5,116

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Maintenance and support	$10,673	$7,950	$20,787	$15,490
Professional services and training	2,496	1,584	4,771	2,840
Subscriptions	2,499	976	4,541	1,646

Total net services revenue	$15,668	$10,510	$30,099	$19,976

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Americas	$20,048	$14,575	$38,227	$27,115
EMEA	6,223	5,285	12,502	10,789
APAC	5,068	4,694	9,195	8,168

Total net revenue	$31,339	$24,554	$59,924	$46,072

The following table presents long-lived assets by location (in thousands):

	As of June 30, 2013	As of December 31, 2012
United States	$2,898	$2,851
Israel	2,533	2,642
Other	17	22

Total long-lived assets	$5,448	$5,515

12.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and six months ended June 30,
	2013	2012
Stock options to purchase common stock	2,031,257	2,600,605
Restricted stock units for common stock	873,207	169,047
Restricted shares of common stock subject to repurchase	432,920	647,387
Common stock warrants	—	8,333

13.	Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, an Executive Vice President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.3 million for both the three months and six months ended June 30, 2012, respectively. Net revenues for the three months and six months ended June 30, 2013 were not significant. As of June 30, 2013, Imperva had accounts receivable from the reseller for the indirect sales to Seagate of approximately $0.1 million.

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

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2013, we had 174 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $13.0 million for the six months ended June 30, 2013 as compared to $9.9 million for the same period in 2012.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2013, 64% of our total revenue was generated from the Americas, 21% from Europe, Middle East and Africa (“EMEA”) and 15% from Asia Pacific.

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

As of June 30, 2013, we had over 2,600 customers in more than 60 countries, excluding direct customers of our Incapsula segment. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $104.2 million in 2012. We have incurred net losses attributable to our stockholders of $12.0 million in the six months ended June 30, 2013 and $7.4 million in the year ended December 31, 2012, respectively. As of June 30, 2013, we had an accumulated deficit of $85.5 million.

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

To date, we have incurred, and continue to incur, losses from operations and net losses. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations and our net losses will decline on an annual basis, and that we will reach profitability. Should we need additional cash in the future, we may utilize existing lines of credit, enter into additional lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of June 30,		For the six months ended or As of June 30,
	2013	2012	2013	2012
	(in thousands, except number of customers and percentages)
Net revenue	$31,339	$24,554	$59,924	$46,072
Gross margin	75.9%	78.0%	76.9%	78.3%
Loss from operations	$(5,729)	$(1,449)	$(11,723)	$(4,600)
Total deferred revenue	$48,303	$36,473	$48,303	$36,473
Cash, cash equivalents and short-term investments	$110,383	$100,262	$110,383	$100,262
Net cash provided by operations	$(796)	$(442)	$6,897	$2,857
Number of customers	2,626	1,956	2,626	1,956

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and while it has historically not generated significant revenue, is just beginning to generate revenues on a meaningful scale. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by segment.

Financial Overview

Net Revenue

We derive our revenue from sales and licenses of our products and sales of our services.

Our net revenue is comprised of the following:

•

Products and License Revenue—Product and license revenue is generated from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Our SecureSphere Business Security Suite consists of database security, file security and web application security. We offer multiple hardware appliance versions that accompany our software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units, third-party OEM units and accessories.

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a presentation of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Americas	$20,048	$14,575	$38,227	$27,115
EMEA	6,223	5,285	12,502	10,789
APAC	5,068	4,694	9,195	8,168

Total net revenue	$31,339	$24,554	$59,924	$46,072

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

•

Foreign Currency Forward Contract Gains (Losses)—Foreign currency forward contract gains and losses pertain to derivative instruments that are not designated as hedging instruments and which are primarily to manage our exposure to the variability in expected future expenses resulting from changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We expect our foreign currency forward contract gains (losses) to continue to fluctuate in the future due to changes in foreign currency exchange rates.

•	Foreign Currency Exchange Gains (Losses)—Foreign currency exchange gains and losses relate to transactions denominated in currencies other than the U.S. Dollar.

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. To date, we have incurred net losses and have recorded insignificant U.S. federal or state income tax expense. Our tax expense to date relates to foreign income taxes, mainly from our Israeli and United Kingdom activities.

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2013 and 2012 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$15,671	50.0%	$14,044	57.2%	$29,825	49.8%	$26,096	56.6%
Services:
Maintenance and support	10,673	34.0%	7,950	32.4%	20,787	34.7%	15,490	33.6%
Professional services and training	2,496	8.0%	1,584	6.5%	4,771	7.9%	2,840	6.2%
Subscriptions	2,499	8.0%	976	4.0%	4,541	7.6%	1,646	3.6%

Total Services	15,668	50.0%	10,510	42.8%	30,099	50.2%	19,976	43.4%

Total net revenue	31,339	100.0%	24,554	100.0%	59,924	100.0%	46,072	100.0%
Cost of revenue:
Products and license	2,446	7.8%	2,274	9.3%	4,322	7.2%	4,128	9.0%
Services	5,098	16.3%	3,139	12.8%	9,513	15.9%	5,872	12.7%

Total cost of revenue	7,544	24.1%	5,413	22.0%	13,835	23.1%	10,000	21.7%

Gross profit	23,795	75.9%	19,141	78.0%	46,089	76.9%	36,072	78.3%
Operating expenses:
Research and development	6,646	21.2%	4,925	20.1%	13,004	21.7%	9,918	21.5%
Sales and marketing	18,281	58.3%	11,926	48.6%	35,828	59.8%	23,522	51.1%
General and administrative	4,597	14.7%	3,739	15.2%	8,980	15.0%	7,232	15.7%

Total operating expenses	29,524	94.2%	20,590	83.9%	57,812	96.5%	40,672	88.3%

Loss from operations	(5,729)	-18.3%	(1,449)	-5.9%	(11,723)	-19.6%	(4,600)	-10.0%
Other income (expense), net	(55)	-0.2%	11	0.0%	(102)	-0.2%	(59)	-0.1%

Loss before provision for income taxes	(5,784)	-18.5%	(1,438)	-5.9%	(11,825)	-19.8%	(4,659)	-10.1%
Provision for income taxes	261	0.8%	227	0.9%	415	0.7%	380	0.8%

Net loss	(6,045)	-19.3%	(1,665)	-6.8%	(12,240)	-20.4%	(5,039)	-10.9%
Loss attributable to noncontrolling interest	130	0.4%	132	0.5%	266	0.5%	235	0.5%

Net loss attributable to Imperva, Inc. stockholders	$(5,915)	-18.9%	$(1,533)	-6.3%	$(11,974)	-20.0%	$(4,804)	-10.4%

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$15,671	$14,044	$1,627	11.6%	$29,825	$26,096	$3,729	14.3%
Percentage of net revenue	50.0%	57.2%			49.8%	56.6%
Services:
Maintenance and support	10,673	7,950	2,723	34.3%	20,787	15,490	5,297	34.2%
Percentage of net revenue	34.0%	32.4%			34.7%	33.6%
Professional services and training	2,496	1,584	912	57.6%	4,771	2,840	1,931	68.0%
Percentage of net revenue	8.0%	6.4%			7.9%	6.2%
Subscriptions	2,499	976	1,523	156.0%	4,541	1,646	2,895	175.9%
Percentage of net revenue	8.0%	4.0%			7.6%	3.6%

Total Services	15,668	10,510	5,158	49.1%	30,099	19,976	10,123	50.7%
Percentage of net revenue	50.0%	42.8%			50.2%	43.4%

Total net revenue	$31,339	$24,554	$6,785	27.6%	$59,924	$46,072	$13,852	30.1%

Americas	$20,048	$14,575	$5,473	37.6%	$38,227	$27,115	$11,112	41.0%
Percentage of net revenue	64.0%	59.4%			63.8%	58.9%
EMEA	6,223	5,285	938	17.7%	12,502	10,789	1,713	15.9%
Percentage of net revenue	19.8%	21.5%			20.9%	23.4%
APAC	5,068	4,694	374	8.0%	9,195	8,168	1,027	12.6%
Percentage of net revenue	16.2%	19.1%			15.3%	17.7%

Total net revenue	$31,339	$24,554	$6,785	27.6%	$59,924	$46,072	$13,852	30.1%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Our net revenue increased by $6.8 million, or 27.6%, to $31.3 million during the three months ended June 30, 2013 from $24.6 million during the three months ended June 30, 2012 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $5.5 million increase over the same period in 2012. The Americas revenue growth in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, and increased revenue from subscription sales of our cloud-based services and our ThreatRadar product, which was launched in 2010. In addition, we had increased sales of product and licenses in the Americas region.

Products and license revenue increased by $1.6 million, or 11.6%, to $15.7 million during the three months ended June 30, 2013 from $14.0 million during the three months ended June 30, 2012. The change in product and license revenue was mostly driven by an increase in the Americas region in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $5.2 million, or 49.1%, to $15.7 million during the three months ended June 30, 2013 from $10.5 million during the three months ended June 30, 2012. During the three months ended June 30, 2013, our services revenue was comprised of $10.7 million in maintenance and support, $2.5 million in professional services and training and $2.5 million in subscriptions. The change in services revenue in the three months ended June 30, 2013 from the three months ended June 30, 2012 was primarily due to an increase of $2.7 million in maintenance and support revenue resulting from our larger installed base, $0.9 million in professional services and training revenues, and $1.5 million in subscriptions revenue from our cloud-based security services and ThreatRadar product.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Our net revenue increased by $13.8 million, or 30.1%, to $59.9 million during the six months ended June 30, 2013 from $46.1 million during the six months ended June 30, 2012 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with an $11.1 million increase over the same period in 2012. The Americas revenue growth in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, increased sales of both product and licenses, and, to a lesser extent, increased revenue from subscription sales of our cloud-based services and our ThreatRadar product.

Products and license revenue increased by $3.7 million, or 14.3%, to $29.8 million during the six months ended June 30, 2013 from $26.1 million during the six months ended June 30, 2012. The change in product and license revenue was mostly driven by an increase in the Americas region in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $10.1 million, or 50.7%, to $30.1 million during the six months ended June 30, 2013 from $20.0 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, our services revenue was comprised of $20.8 million in maintenance and support, $4.8 million in professional services and training and $4.5 million in subscriptions. The change in services revenue in the six months ended June 30, 2013 from the six months ended June 30, 2012 was primarily due to an increase of $5.3 million in maintenance and support revenue resulting from our larger installed base, $1.9 million in professional services and training revenues, and $2.9 million in subscriptions revenue from our cloud-based security services and ThreatRadar product.

Gross Profit

	For the three months ended June 30,		% Change	For the six months ended June 30,		% Change
	2013	2012		2013	2012
	(dollars in thousands)
Products and license	$13,225	$11,770		$25,503	$21,968
Gross Margin %	84.4%	83.8%	0.6%	85.5%	84.2%	1.3%
Services gross profit	10,570	7,371		20,586	14,104
Gross Margin %	67.5%	70.1%	-2.6%	68.4%	70.6%	-2.2%

Total gross profit	$23,795	$19,141		$46,089	$36,072
Gross Margin %	75.9%	78.0%	-2.1%	76.9%	78.3%	-1.4%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Total gross margin decreased 2.1 percentage points from 78.0% during the three months ended June 30, 2012 to 75.9% during the three months ended June 30, 2013 primarily due to a decrease in services gross margin of 2.6 percentage points as well as a higher proportion of services revenue to total revenue in the three months ended June 30, 2013 compared to the same period in 2012. The decreased services margin was primarily due to higher use of outside contractors, which tend to be more costly than our internal service personnel, in order to support the growth in services revenue during the three months ended June 30, 2013. Products and license gross margins increased by 0.6% to 84.4% for the three months ended June 30, 2013 as compared to 83.8% for the three months ended June 30, 2012. The increase was primarily attributable to an increase in the proportion of virtual appliance to total appliance sales in the quarter ended June 30, 2013 as compared to the 2012 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Total gross margin decreased 1.4 percentage points from 78.3% during the six months ended June 30, 2012 to 76.9% during the six months ended June 30, 2013 primarily due to a decrease in services gross margin of 2.2 percentage points as well as a higher proportion of services revenue to total revenue in the six months ended June 30, 2013 compared to the same period in 2012. The decreased services margin was primarily due to higher use of outside contractors, which tend to be more costly than our internal service personnel, in order to support the growth in services revenue during the six months ended June 30, 2013. Products and license gross margins increased by 1.3% to 85.5% for the six months ended June 30, 2013 as compared to 84.2% for the six months ended June 30, 2012. The increase was primarily attributable to an increase in the proportion of virtual appliance to total appliance sales in the six months ended June 30, 2013 as compared to the 2012 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Operating Expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$6,646	$4,925	$1,721	34.9%	$13,004	$9,918	$3,086	31.1%
Percentage of net revenue	21.2%	20.1%			21.7%	21.5%
Sales and marketing	18,281	11,926	6,355	53.3%	35,828	23,522	12,306	52.3%
Percentage of net revenue	58.3%	48.6%			59.8%	51.1%
General and administrative	4,597	3,739	858	22.9%	8,980	7,232	1,748	24.2%
Percentage of net revenue	14.7%	15.2%			15.0%	15.7%

Total operating expenses	$29,524	$20,590	$8,934	43.4%	$57,812	$40,672	$17,140	42.1%

Results above include stock-based compensation expense of:

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2013	2012		2013	2012
	(dollars in thousands)
Cost of revenues	$255	$104	$151	$468	$159	$309
Research and development	720	260	460	1,386	387	999
Sales and marketing	1,643	439	1,204	2,976	700	2,276
General and administrative	974	363	611	1,615	588	1,027

	$3,592	$1,166	$2,426	$6,445	$1,834	$4,611

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Research and development expenses increased by $1.7 million, or 34.9%, to $6.6 million during the three months ended June 30, 2013 from $4.9 million during the three months ended June 30, 2012. The change was primarily attributable to an increase of $1.4 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $0.2 million in Incapsula research and development costs.

Sales and marketing expenses increased by $6.4 million, or 53.3%, to $18.3 million during the three months ended June 30, 2013 from $11.9 million during the three months ended June 30, 2012. The change was principally related to an increase of $5.0 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $0.6 million, Incapsula marketing expenses of $0.1 million and increases in trade show, corporate marketing and seminar costs totaling $0.1 million. In addition, facility and depreciation expenses increased by $0.3 million.

General and administrative expenses increased by $0.9 million, or 22.9%, to $4.6 million during the three months ended June 30, 2013 from $3.7 million during the three months ended June 30, 2012. The change was primarily due to an increase of $0.7 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Research and development expenses increased by $3.1 million, or 31.1%, to $13.0 million during the six months ended June 30, 2013 from $9.9 million during the six months ended June 30, 2012. The change was primarily attributable to an increase of $2.4 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $0.4 million in Incapsula research and development costs.

Sales and marketing expenses increased by $12.3 million, or 52.3%, to $35.8 million during the six months ended June 30, 2013 from $23.5 million during the six months ended June 30, 2012. The change was principally related to an increase of $9.6 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $1.2 million, and increases in trade show, corporate marketing and seminar costs totaling $0.3 million. In addition, facility and depreciation expenses increased by $0.5 million.

General and administrative expenses increased by $1.8 million, or 24.2%, to $9.0 million during the six months ended June 30, 2013 from $7.2 million during the six months ended June 30, 2012. The change was primarily due to an increase of $1.5 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth.

Loss from Operations

Three months ended June 30,				Six months ended June 30,
2013	2012	Change	% Change	2013	2012	Change	% Change
(dollars in thousands)
$ (5,729)	$ (1,449)	$ (4,280)	-295.4%	$ (11,723)	$ (4,600)	$ (7,123)	-154.8%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Our loss from operations increased by $4.3 million, or 295.4%, to $5.7 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012. Total operating expenses increased by $8.9 million during the three months ended June 30, 2013 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $6.4 million to expand our global sales efforts, and an increase of $1.7 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $0.9 million related to personnel costs to build out our corporate level functions to support our global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase in operating expenses was partially offset by an increase in our gross profit of $4.7 million during the three months ended June 30, 2013 due to higher net revenues.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Our loss from operations increased by $7.1 million, or 154.8%, to $11.7 million for the six months ended June 30, 2013 from $4.6 million for the six months ended June 30, 2012. Total operating expenses increased by $17.1 million during the six months ended June 30, 2013 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $12.3 million to expand our global sales efforts, and an increase of $3.1 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $1.8 million related to personnel costs to build out our corporate level functions to support our global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase in operating expenses was partially offset by an increase in our gross profit of $10.0 million during the six months ended June 30, 2013 due to higher net revenues.

Other Income (Expense), net

Three months ended June 30,		Change		Six months ended June 30,		Change
2013	2012	Amount	%	2013	2012	Amount	%
(dollars in thousands)
$ (55)	$ 11	$ (66)	-600.0%	$ (102)	$ (59)	$ (43)	-72.9%

Other income (expense) decreased by $66,000 during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. There were no significant changes between the two periods.

Other income (expense) increased by $43,000 during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. There were no significant changes between the two periods.

Provision for Income Taxes

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands
Provision for income taxes	$261	$227	$34	15.0%	$415	$380	$35	9.2%
Effective tax rate	-4.5%	-16.4%			-3.5%	-8.3%

The provision for income taxes for the three months ended June 30, 2013 and 2012 is comprised primarily of foreign income taxes. There were no significant changes between the two periods.

The provision for income taxes for the six months ended June 30, 2013 and 2012 is comprised primarily of foreign income taxes. There were no significant changes between the two periods.

Deferred Revenue

	As of June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total deferred revenue	$48,303	$36,473	$11,830	32.4%

Deferred revenue increased by $11.8 million, or 32.4%, to $48.3 million as of June 30, 2013 from $36.5 million as of June 30, 2012. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Number of customers	2,626	1,956	670	34.3%

Our number of customers increased by 670, or 34.3%, to 2,626 as of June 30, 2013 from 1,956 as of June 30, 2012. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 215 people as of June 30, 2012 to 265 as of June 30, 2013. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of June 30, 2013, we had $110.4 million of cash, cash equivalents and short-term investments, $2.6 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $110.4 million as of June 30, 2013. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of June 30, 2013, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of June 30, 2013, we were compliant with the covenant of the credit facility.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six months ended June 30
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$6,897	$2,857
Net cash provided by (used in) investing activities	$1,192	$(40,082)
Net cash provided by financing activities	$2,893	$1,087

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

Net cash provided by operating activities of $6.9 million for the six months ended June 30, 2013 reflected a net loss of $12.2 million, adjusted for non-cash charges of $8.1 million, as well as a net change of $11.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $8.5 million, an increase in accrued compensation and benefits of $1.4 million and an increase in deferred revenue of $2.0 million, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers.

Net cash provided by operating activities of $2.9 million for the six months ended June 30, 2012 reflected a net loss of $5.0 million, adjusted for non-cash charges of $2.9 million, as well as a net change of $5.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was the result of a decrease in accounts receivable of $2.5 million, an increase in accrued compensation and benefits of $1.0 million, as well as a $3.5 million increase in our deferred revenue. These changes were partially offset by an increase in prepaid expenses and other assets of $0.8 million, and a decrease in accounts payable of $1.1 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the six months ended June 30, 2013, cash provided by investing activities was $1.2 million, primarily as a result of $29.4 million in maturities of short-term investments partially offset by $1.2 million in capital expenditures and $27.0 in purchases of short-term investments.

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the six months ended June 30, 2012, cash used in investing activities was $40.1 million, primarily as a result of $38.9 million in net purchases of short-term investments in addition to $0.9 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2013 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2012 as a result of proceeds from the exercise of stock options of $1.1 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations(1)	$2,151	$4,540	$2,310	$2,344	$1,613	$273	$13,231
Severance Pay Fund(2)	—	—	—	—	—	—	3,877
Purchase commitments(3)	—	—	—	—	—	—	3,789

Total	$2,151	$4,540	$2,310	$2,344	$1,613	$273	$20,897

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2013, we made regular lease payments of $1.3 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of June 30, 2013 includes $3.9 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our market risk exposures during the six months ended June 30, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on March 15, 2013.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.0 million in 2010, $10.3 million in 2011, $7.4 million in 2012 and $12.0 million in the six months ended June 30, 2013. As a result, we had an accumulated deficit of $85.5 million at June 30, 2013. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our quarterly operating results are likely to vary significantly and to be unpredictable, which could cause the trading price of our stock to decline.

Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, whom we refer to in this Quarterly Report on Form 10-Q as our customers;

•

the timing of sales and shipments of products during a quarter, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting, procurement and work cycles of our customers, which may result in seasonal variation as our business and the market for solutions such as ours mature;

•	changes in customer renewal rates for our services;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate;

•

the timing of satisfying revenue recognition criteria for our sales, particularly where we accrue the associated commission expense in a different period, which may be affected by the mix of sales by our channel partners, the extent to which we bring on new resellers and distributors and establishing vendor-specific objective evidence of fair value, or VSOE, for new products and maintaining VSOE for maintenance and services;

•	future accounting pronouncements or changes in our accounting policies; and

•

increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, since a significant portion of our expenses are incurred and paid in the Israeli shekel and other currencies besides the U.S. dollar.

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

This pattern is a result of customer buying habits and the efforts of our sales force and channel partners to meet or exceed quarterly quotas. If expected revenue at the end of any quarter is delayed because anticipated purchase orders fail to materialize, our logistics partners fail to ship products on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, then our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We rely on third party channel partners to generate a significant portion, and to fulfill a substantial majority, of our revenue, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

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

The market for business security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., Citrix Systems, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), McAfee, Inc., Oracle Corporation, Symantec Corporation and other point solution security vendors.

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

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies could reduce the price of their competing products, resulting in intensified pricing pressures within our market. Further, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. Customers may elect to accept a bundled product offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and McAfee’s acquisition of Sentrigo, Inc., increases the likelihood of competition based on integration or bundling, particularly where their products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

Also, many of our smaller competitors that specialize in providing protection from a single type of business security threat may deliver these specialized business security products to the market more quickly than we can or may introduce innovative new products or enhancements before we do. Conditions in our markets could change rapidly and significantly as a result of technological advancements.

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

We operate in an evolving market that has not yet reached widespread adoption and where new or existing technologies that may be perceived to address the risks in different ways could gain wide adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial results.

We are in a new, rapidly evolving category in the security industry that focuses on securing our customers’ high-value business data. We offer database, file and web application security in an integrated, modular business security solution. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the business security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management (“SIEM”) products or data loss prevention (“DLP”) solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue spending their IT security budgets on these products and may not adopt our business security solutions in addition to such products. If customers do not recognize the benefit our business security solution offers in addition to other security products, then our revenue may not grow quickly or may decline, and our stock price could decline.

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

If we do not successfully anticipate market needs and opportunities or changes in the legal, regulatory and industry standard landscape and make timely enhancements to our products and develop new products that meet those needs, we may not be able to compete effectively and our ability to generate revenues will suffer.

The business security market is characterized by rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software and new functionality to respond to new threats, requirements and risks and we may be unable to meet these expectations. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop product enhancements or new products to meet such needs or opportunities in a timely manner or at all. Since developing new products or new versions of, or add-ons to, existing products is complex, the timetable for their commercial release is difficult to predict and may vary from our historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as new threats affect our customers or our newly developed products or enhancements may have defects, errors or failures. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, it our competitive position, business and growth prospects will be harmed.

Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we are now offering cloud-based business security services through Incapsula. The market for cloud-based business security solutions is relatively new and it is uncertain whether Incapsula’s services will gain market acceptance. In addition, diversifying our product offerings will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail a significant risk of failure.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

Our hardware appliances are built by a single manufacturer. Our reliance on a sole manufacturer, particularly a foreign manufacturer, involves several risks, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products. As a result, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period.

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

In the event of an interruption from this manufacturer, we may not be able to develop alternate or secondary sources in a timely manner. If we are unable to buy our appliances in quantities sufficient to meet our requirements, we will not be able to deliver products to our channel partners and customers, which would seriously affect present and future sales.

A failure to manage excess inventories or inventory shortages could result in decreased revenue and gross margins and harm our business.

We purchase products from our manufacturing partner outside of and in advance of reseller or customer orders and hold products in inventory. If we fail to accurately predict demand and as a result our manufacturer maintains insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, we may face additional difficulty in accurately forecasting demand for our hardware products. There is a risk we may forecast incorrectly and may be unable to sell excess products ordered from our manufacturing partner. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our financial condition and results of operations.

Conversely, if we underestimate demand for our products or if our manufacturing partner fails to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers or cause us to lose sales. Further, as the size of individual orders increases, the risk that we may be unable to deliver unforecasted orders also increases, particularly near the end of quarterly periods. These shortages may diminish the loyalty of our channel partners or customers.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Israel, Asia and Europe. We also source our components for our products from various geographical regions and ship components from a foreign production facility. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	challenges caused by distance, language, cultural differences and the competitive environment;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	trade and foreign exchange restrictions;

•	foreign currency exchange fluctuations and foreign exchange controls;

•	economic, social or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations or relationships with channel partners;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•

costs of complying with U.S. and foreign laws and regulations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance or complaints of non-compliance;

•

heightened risks of unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

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

A portion of our revenue is generated by sales to government entities and such sales are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010, 11% of our bookings for the year ended December 31, 2012 and 9% of our bookings for the six months ended June 30, 2013, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 33% of our total revenue for 2010, 31% of our total revenue for 2011, 32% of our total revenue for 2012 and 35% of our total revenue for the six months ended June 30, 2013. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012 and the six months ended June 30, 2013, we incurred approximately 37%, 41% and 36%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 315 employees as of December 31, 2010 to 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012 and then to 545 employees as of June 30, 2013. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Also, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination across our organization. If we fail to achieve the necessary level of efficiency in our organization as it grows or otherwise fail to manage any future growth effectively, we could incur increased costs, and experience a loss of customer and investor confidence in our internal systems and processes, any of which could result in harm to our business, results of operations and financial condition.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are also patent holding companies or other patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenues and against whom potential assertions our patents (and potential patents) may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In June 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.

We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights. Further, any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could be asserted against us, cause us to incur substantial costs defending against the claim and could distract our management from our business. An adverse outcome of a dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our customers and partners. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, or may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 11 issued patents and 13 patent applications pending in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements and other restrictions with our customers, partners, employees, consultants and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite our efforts to protect our proprietary technology, processes and methods, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights. In addition, others may independently develop identical or substantially similar technology and in these cases we would not be able to assert any trade secret rights against those parties. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Conditions in Israel may limit our ability to develop and sell our products. This could result in a decline in revenues.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development and professional service departments. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and in Tel Aviv, Israel, the locations in which we have a substantial presence and need for highly-skilled personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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

The cloud-based security services that we provide through our majority-owned subsidiary, Incapsula, are operated from a network of third party facilities that host the software and systems that operate these security services. Any damage to, or failure of, our internal systems or systems at third party hosting facilities could result in outages or interruptions in our cloud-based services. Outages or interruptions in our cloud-based security services may cause our customers and potential customers to believe our cloud-based security services are unreliable, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers, ultimately harming our business and revenue.

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

Our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products may prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. Further, various countries regulate the import of encryption technology and appliance-based products and have enacted laws that could limit our ability to distribute products, could create delays in the introduction of our products in those countries or could limit our customers’ ability to implement our products in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by existing customers with international operations, declining adoption of our products by new customers with international operations and decreased revenues. If we, or our channel partners, fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties, be unable to sell our products in certain countries and we may potentially suffer reputational harm.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, on land reclaimed from the bay that is susceptible to high liquefaction risk in the event of an earthquake. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturer, logistics providers, partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturer, logistics providers, partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the business continuity plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. In addition, weaknesses in our internal controls over financial reporting may be discovered in the future. Our filings with the SEC are subject to periodic review by the SEC, and our auditors are subject to periodic review by the Public Company Accounting Oversight Board (PCAOB). Any failure to maintain effective controls over financial reporting, any difficulties encountered in the implementation of additional controls or the improvement of existing controls, or any issues that emerge as a result of regulatory review, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a revision or restatement of our prior period financial statements. Any failure to maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our industry. If we do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Further, as of August 1, 2013 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 16.9% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 16.2% of our outstanding common stock as of August 1, 2013, based on information in their public filings. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.

Our ability to use our net operating loss carryforwards may be subject to limitations and may result in increased future tax liability to us.

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

IMPERVA, INC.

Date: August 8, 2013	By:	/s/ Shlomo Kramer
Shlomo Kramer President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2013

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.