Form 10-Q/A
period 2013-03-31
IMPERVA INC
filed 2013-10-07
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Imperva, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Form 10-Q”) as an exhibit-only filing solely to re-file Exhibit 31.01 and Exhibit 31.02 to include the reference to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), which had inadvertently been omitted from the initial filing.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

Date: October 7, 2013

	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2013

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).