Form 10-Q/A
period 2013-06-30
IMPERVA INC
filed 2013-10-07
CIK 1364962

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

Explanatory Note

Imperva, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Form 10-Q”) as an exhibit-only filing solely to re-file Exhibit 31.01 and Exhibit 31.02 to include the reference to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), which had inadvertently been omitted from the initial filing.

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