Form 10-Q
period 2013-09-30
IMPERVA INC
filed 2013-11-12
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2013: 24,962,578 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	Unaudited	*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,640	$59,201
Short-term investments	36,185	43,126
Restricted cash	34	591
Accounts receivable, net of allowance for doubtful accounts of $383 and $412 as of September 30, 2013 and December 31, 2012, respectively	36,652	35,576
Inventory	541	328
Deferred tax assets	613	597
Prepaid expenses and other current assets	4,585	4,356

Total current assets	149,250	143,775
Property and equipment, net	5,333	5,515
Severance pay fund	3,687	3,150
Restricted cash	1,252	753
Other assets	776	764

TOTAL ASSETS	$160,298	$153,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,055	$3,789
Accrued compensation and benefits	11,805	9,258
Accrued and other current liabilities	3,893	4,323
Deferred revenue	35,834	33,609

Total current liabilities	54,587	50,979
Other liabilities	2,322	2,638
Deferred revenue	16,814	12,682
Accrued severance pay	3,980	3,427

TOTAL LIABILITIES	77,703	69,726

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 24,959,203 and 24,296,076 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	173,479	157,989
Accumulated deficit	(89,266)	(73,517)
Accumulated other comprehensive income	253	861

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	84,468	85,335
Noncontrolling interest	(1,873)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	82,595	84,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,298	$153,957

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue:
Products and license	$18,178	$14,677	$48,003	$40,773
Services	16,924	11,667	47,023	31,643

Total net revenue	35,102	26,344	95,026	72,416

Cost of revenue:
Products and license	1,894	2,064	6,216	6,192
Services	5,396	3,466	14,909	9,338

Total cost of revenue	7,290	5,530	21,125	15,530

Gross profit	27,812	20,814	73,901	56,886
Operating expenses:
Research and development	6,725	5,154	19,729	15,072
Sales and marketing	20,135	13,218	55,963	36,740
General and administrative	4,697	4,104	13,677	11,336

Total operating expenses	31,557	22,476	89,369	63,148

Loss from operations	(3,745)	(1,662)	(15,468)	(6,262)
Other income (expense), net	113	(67)	11	(126)

Loss before provision for income taxes	(3,632)	(1,729)	(15,457)	(6,388)
Provision for income taxes	288	262	703	642

Net loss	(3,920)	(1,991)	(16,160)	(7,030)

Loss attributable to noncontrolling interest	145	132	411	367

Net loss attributable to Imperva, Inc. stockholders	$(3,775)	$(1,859)	$(15,749)	$(6,663)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.15)	$(0.08)	$(0.65)	$(0.29)

Shares used in computing net loss per share of common stock, basic and diluted	24,453	23,160	24,174	22,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(3,920)	$(1,991)	$(16,160)	$(7,030)

Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	25	151	(183)	186
Net change in unrealized gain (loss) on hedging instruments	(328)	391	(425)	462

	(303)	542	(608)	648

Comprehensive loss	(4,223)	(1,449)	(16,768)	(6,382)
Comprehensive loss attributable to noncontrolling interest	145	132	411	367

Comprehensive loss attributable to Imperva, Inc. stockholders	$(4,078)	$(1,317)	$(16,357)	$(6,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit		Noncontrolling Interest
	Shares	Amount
For the nine months ended September 30, 2013

Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	655,433	—	4,674	—	—	—	4,674
Vesting of restricted stock	—	—	600	—	—	—	600
Stock-based compensation	—	—	9,858	—	—	—	9,858
Exercise of warrant	7,694	—	—	—	—	—	—
Sale of additional ownership in Incapsula, Inc.	—	—	358	—	—	(358)	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(183)	—	(183)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(425)	—	(425)
Net loss	—	—	—	(15,749)	—	(411)	(16,160)

Comprehensive loss							(16,768)

Balance as of September 30, 2013	24,959,203	$2	$173,479	$(89,266)	$253	$(1,873)	$82,595

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Total Stockholders’ Equity
	Common Stock			Accumulated Deficit		Noncontrolling Interest
	Shares	Amount
For the nine months ended September 30, 2012

Balance as of January 1, 2012	22,978,166	$2	$147,085	$(66,130)	$(616)	$(773)	$79,568
Issuance of common stock, net of repurchases	1,059,805	—	2,140	—	—	—	2,140
Vesting of restricted stock	—	—	681	—	—	—	681
Stock-based compensation	—	—	3,596	—	—	—	3,596
Purchase of additional ownership in Incapsula, Inc.	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	186	—	186
Change in unrealized gain (loss) on derivatives	—	—	—	—	462	—	462
Net loss	—	—	—	(6,663)	—	(367)	(7,030)

Comprehensive loss							(6,382)

Balance as of September 30, 2012	24,037,971	$2	$153,328	$(72,793)	$32	$(966)	$79,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,160)	$(7,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,935	1,312
Stock-based compensation	9,858	3,596
Amortization of premiums/accretion of discounts on short-term investments	547	337
Changes in operating assets and liabilities:
Accounts receivable, net	(1,076)	(983)
Inventory	(213)	129
Prepaid expenses and other assets	(654)	(1,134)
Accounts payable	(734)	196
Accrued compensation and benefits	2,547	2,616
Accrued and other liabilities	(146)	(587)
Severance pay (net)	16	305
Deferred revenue	6,357	5,373
Deferred tax assets	(16)	(4)
Other	(12)	15

Net cash provided by operating activities	2,249	4,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(29,825)	(50,744)
Proceeds from sales/maturities of short-term investments	36,241	6,928
Purchase of property and equipment	(1,753)	(1,758)
Purchase of other assets	—	(400)
Change in restricted cash	58	96

Net cash provided by (used in) investing activities	4,721	(45,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	4,674	2,140

Net cash provided by financing activities	4,674	2,140

Effect of exchange rate changes on cash and cash equivalents	(205)	40

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,439	(39,557)
CASH AND CASH EQUIVALENTS - Beginning of period	59,201	96,025

CASH AND CASH EQUIVALENTS - End of period	70,640	56,468

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$600	$681

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

Concentration of Revenue and Accounts Receivable

For the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2012 the Company did not have any customer that represented more than 10% of the Company’s total revenue. For the nine months ended September 30, 2013, the Company had one customer that represented 10% of the Company’s total revenue. There was one customer who represented 12% of gross accounts receivable as of September 30, 2013 and there was no customer representing greater than 10% of gross accounts receivable as of December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock are held by the Company.

In March 2010, the board of directors of Incapsula adopted the Incapsula 2010 Share Incentive Plan pursuant to which Incapsula may grant to its employees options to purchase shares of Incapsula’s common stock or restricted shares. Based on the exercise of options under this Plan during 2013, the Company’s ownership interest in Incapsula was reduced to 81% as of September 30, 2013. If the Company exercises the Purchase Right option discussed above, awards under the Incapsula 2010 Share Incentive Plan would be assumed by the Company, substituted with Company stock options or cashed out, and all outstanding awards and the Incapsula 2010 Share Plan would terminate.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$33,200	$—	$—	$33,200
Commercial paper	24,099	—	2	24,097
Bank deposits	10,710	—	—	10,710
Money market funds	2,633	—	—	2,633

Total	$70,642	$—	$2	$70,640

Short-term investments:
Corporate debt obligations	$26,035	$9	$12	$26,032
Bank deposits	10,153	—	—	10,153

Total	$36,188	$9	$12	$36,185

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,602	$—	$—	$27,602
Commercial paper	17,748	—	3	17,745
Corporate debt obligations	702	—	—	702
Bank deposits	10,107	—	—	10,107
Money market funds	3,045	—	—	3,045

Total	$59,204	$—	$3	$59,201

Short-term investments:
Commercial paper	$1,000	$—	$—	$1,000
Corporate debt obligations	29,040	22	—	29,062
Bank deposits	10,057	—	—	10,057
US agency securities	1,001	—	—	1,001
Mutual funds	1,847	159	—	2,006

Total	$42,945	$181	$—	$43,126

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of September 30, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2013 (in thousands):

	As of September 30, 2013
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$17,468	$17,477
Due within two years	18,720	18,708

Total	$36,188	$36,185

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2013.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy (in thousands):

	As of September 30, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$24,097	$—	$24,097
Bank deposits	—	10,710	—	10,710
Money market funds	2,633	—	—	2,633
Short-term investments:
Corporate debt obligations	—	26,032	—	26,032
Bank deposits	—	10,153	—	10,153

Total financial assets	$2,633	$70,992	$—	$73,625

Prepaid expenses and other current assets - Forward foreign exchange contracts	$—	$745	$—	$745

	As of December 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$17,745	$—	$17,745
Corporate debt obligations	—	702	—	702
Bank deposits	—	10,107	—	10,107
Money market funds	3,045	—	—	3,045
Short-term investments:
Commercial paper	—	1,000	—	1,000
Corporate debt obligations	—	29,062	—	29,062
Bank deposits	—	10,057	—	10,057
US agency securities	—	1,001	—	1,001
Mutual funds	2,006	—	—	2,006

Total financial assets	$5,051	$69,674	$—	$74,725

Prepaid expenses and other current assets - Forward foreign exchange contracts	$—	$1,226	$—	$1,226

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $3.7 million and $3.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	Asset as of September 30, 2013		Asset as of December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$5,076	$692	$20,513	$1,117

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships - included in prepaid expenses and other current assets	$677	$53	$2,296	$109

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$240	$223	$726	$223
Losses recognized in OCI (a)	(7)	(115)	(7)	(225)
Gains reclassified from accumulated OCI into net loss (b)	561	—	1,144	—
Losses reclassified from accumulated OCI into net loss (b)	—	(283)	—	(464)
Losses recognized in net loss (c)	—	—	—	(5)

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (d)	$40	$47	$25	$117
Losses recognized in net loss (d)	—	—	(15)	(17)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $36 and $525 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2013 and $75 and $1,069 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2013. $(17) and $(266) were recognized within cost of sales and operating expenses, respectively for the three months ended September 30, 2012 and $(31) and $(433) were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2012. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of September 30, 2013. As of September 30, 2013 and December 31, 2012, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of September 30, 2013 and December 31, 2012, the Company was compliant with the amended covenant of the credit facility.

7.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2015 to 2018. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of September 30, 2013 (in thousands):

Year Ending December 31:	Operating Leases	Estimated Sublease Income
2013 (remaining 3 months)	$1,047	$181
2014	4,621	578
2015	2,323	240
2016	2,357	80
2017	1,615	0
Thereafter	279	0

Total	$12,242	$1,079

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2013 and 2012 was $2.5 million and $1.5 million, respectively.

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

As of September 30, 2013 the Company has $1.3 million in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $85,000 as of September 30, 2013. Motor vehicle lease expenses for the nine months ended September 30, 2013 and 2012 were $1.8 million and $1.5 million, respectively.

(c) Purchase Commitments

As of September 30, 2013 and December 31, 2012, the Company had purchase commitments of $4.6 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

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

The following table summarizes option activity under the Incapsula Plan and related information for the nine months ended September 30, 2013:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding - January 1, 2013	2,753,708	1,836,500	$0.10
Granted	(397,500)	397,500	0.40
Exercised	—	(1,123,750)	0.02
Forfeited	129,375	(129,375)	0.22

Outstanding - September 30, 2013	2,485,583	980,875	$0.30

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of revenues	$254	$143	$722	$302
Research and development	747	372	2,133	759
Sales and marketing	1,620	665	4,596	1,365
General and administrative	792	582	2,407	1,170

Total stock-based compensation expense	$3,413	$1,762	$9,858	$3,596

The fair value of stock option grants for the three months and nine months ended September 30, 2013 and 2012 was estimated using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.8%	0.8%	1.2%	1.0%
Expected term (in years)	6.1	6.1	6.1	6.0
Expected volatility	47%	46%	46%	48%

ESPP grants:
Dividend rate	—	—	0%	0%
Risk-free interest rate	—	—	0.1%	0.2%
Expected term (in years)	—	—	0.5	0.5
Expected volatility	—	—	31%	38%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the 2003 Plan and the 2011 Plan and related information:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balances - January 1, 2013	1,989,237	$14.08	8.09	$35,513
Granted	598,283	36.25
Exercised or released	(580,972)	6.15
Cancelled or forfeited	(180,017)	23.22

Balances - September 30, 2013	1,826,531	$22.96	8.21	35,052

Options exercisable	477,469	$11.90	6.97	14,380

RSU Activity

A summary of RSU activity under the 2003 Plan and the 2011 Plan for the nine months ended September 30, 2013, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2013	446,915	$31.20
Granted	539,589	36.56
Released	(27,536)	34.13
Cancelled or expired	(60,849)	33.53

Unvested - September 30, 2013	898,119	$34.30

The aggregate intrinsic value of options exercised under the Plan was $20.0 million for the nine months ended September 30, 2013. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of September 30, 2013 was $42.02 per share. As of September 30, 2013, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $29.8 million, net of estimated forfeitures. As of September 30, 2013, this cost will be amortized to expense over a weighted-average remaining period of 2.6 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the nine months ended September 30, 2013 and 2012.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011. As of September 30, 2013, 329,616 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of September 30, 2013, 54,375 shares were unvested.

9.	Accumulated Other Comprehensive Income

The changes in the balances of accumulated other comprehensive income by component are as follows (in thousands):

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$593	$(37)	$556	$(488)	$(22)	$(510)
Other comprehensive income (loss) before reclassifications	233	69	302	108	123	231
Amounts reclassified to net loss	(561)	(44)	(605)	283	28	311

Change in other comprehensive income (loss)	(328)	25	(303)	391	151	542

Balance at September 30	$265	$(12)	$253	$(97)	$129	$32

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$690	$171	$861	$(559)	$(57)	$(616)
Other comprehensive income (loss) before reclassifications	719	23	742	(2)	133	131
Amounts reclassified to net loss	(1,144)	(206)	(1,350)	464	53	517

Change in other comprehensive income (loss)	(425)	(183)	(608)	462	186	648

Balance at September 30	$265	$(12)	$253	$(97)	$129	$32

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$233	$—	$233	$108	$—	$108
Reclassification adjustments [1]	(561)	—	(561)	283	—	283

Unrealized gains (losses) on cash flow hedges, net	(328)	—	(328)	391	—	391

Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	69	—	69	123	—	123
Reclassification adjustments [2]	(44)	—	(44)	28	—	28

Unrealized gains (losses) on investments:	25	—	25	151	—	151

Other comprehensive income/(loss)	$(303)	$—	$(303)	$542	$—	$542

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$719	$—	$719	$(2)	$—	$(2)
Reclassification adjustments [1]	(1,144)	—	(1,144)	464	—	464

Unrealized gains (losses) on cash flow hedges, net	(425)	—	(425)	462	—	462

Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	23	—	23	133	—	133
Reclassification adjustments [2]	(206)	—	(206)	53	—	53

Unrealized gains (losses) on investments:	(183)	—	(183)	186	—	186

Other comprehensive income/(loss)	$(608)	$—	$(608)	$648	$—	$648

[1]	Refer to note 5 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

10.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively and $0.7 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. These income tax expense amounts were primarily attributable to foreign taxes.

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

The following table presents a summary of the Company’s operating segments (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Imperva:
Net revenue	$34,259	$26,122	$93,147	$71,941
Operating loss	(2,848)	(957)	(12,718)	(4,238)
Provision for income tax	263	224	674	597
Net loss	(3,022)	(1,134)	(13,552)	(4,783)
Depreciation and amortization	576	427	1,682	1,237
Stock-based compensation	3,387	1,755	9,816	3,575
Total assets	$158,158	$136,401	$158,158	$136,401

Incapsula:
Net revenue	$843	$222	$1,879	$475
Operating loss	(897)	(705)	(2,750)	(2,024)
Provision for income tax	25	38	29	45
Net loss	(898)	(857)	(2,608)	(2,247)
Depreciation and amortization	89	35	253	75
Stock-based compensation	26	7	42	21
Total assets	$2,140	$4,378	$2,140	$4,378

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Maintenance and support	$11,139	$8,582	$31,926	$24,072
Professional services and training	2,724	1,749	7,495	4,589
Subscriptions	3,061	1,336	7,602	2,982

Total net services revenue	$16,924	$11,667	$47,023	$31,643

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Americas	$19,941	$16,226	$58,168	$43,341
EMEA	9,737	5,623	22,239	16,412
APAC	5,424	4,495	14,619	12,663

Total net revenue	$35,102	$26,344	$95,026	$72,416

The following table presents long-lived assets by location (in thousands):

	As of September 30, 2013	As of December 31, 2012
United States	$2,914	$2,851
Israel	2,409	2,642
Other	10	22

Total long-lived assets	$5,333	$5,515

12.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and nine months ended September 30,
	2013	2012
Stock options to purchase common stock	1,826,531	2,213,529
Restricted stock units for common stock	898,119	380,393
Restricted shares of common stock subject to repurchase	383,991	579,708
Common stock warrants	—	8,333

13.	Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, a President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.3 million for the nine months ended September 30, 2012, respectively. Net revenues for the three months ended September 30, 2012 and for the three months and nine months ended September 30, 2013 were not significant. As of September 30, 2013, Imperva accounts receivable due from the reseller for the indirect sales to Seagate were not significant.

14.	Subsequent Event

In October 2013, the Company loaned $1.1 million to Incapsula, Inc. at a rate of 2% with a maturity date of December 31, 2014 (the “Incapsula Loan”). During November 2013, the Company reached an agreement in principle with the major stockholders of Incapsula (other than the Company) to acquire the remaining outstanding capital stock and assume outstanding options to acquire capital stock of Incapsula not already owned by the Company (the “Incapsula Acquisition”). The aggregate consideration for the Incapsula Acquisition is expected to be substantially on the terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan. The Company does not expect to enter into a binding definitive agreement with respect to such acquisition until February 2014, and the completion of the transaction is expected to be subject to customary closing conditions, including regulatory clearance. In connection with the agreement in principle, Imperva will issue RSUs for approximately 264,878 shares of Company common stock with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right) less the then-outstanding principal and interest under the Incapsula Loan, and Incapsula will issue similar RSUs for approximately 204,820 shares on an as-converted to Company common stock-basis, in addition to the consideration for the Incapsula Acquisition. These performance-based RSUs to be granted by the Company and Incapsula will be issued to continuing employees of Incapsula.

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

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2013, we had 184 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $19.7 million for the nine months ended September 30, 2013 as compared to $15.1 million for the same period in 2012.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2013, 61% of our total revenue was generated from the Americas, 24% from Europe, Middle East and Africa (“EMEA”) and 15% from Asia Pacific.

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

As of September 30, 2013, we had over 2,700 customers in more than 75 countries, excluding direct customers of our Incapsula segment. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, financial data service firms, computer hardware companies and food and drug store companies in the United States, as well as over 150 government agencies around the world and more than 100 Fortune 1000 companies.

Our net revenue has increased in each of the last three years, growing from $39.3 million in 2009 to $104.2 million in 2012. We have incurred net losses attributable to our stockholders of $15.7 million in the nine months ended September 30, 2013 and $7.4 million in the year ended December 31, 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $89.3 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of September 30,		For the nine months ended or As of September 30,
	2013	2012	2013	2012
	(in thousands, except number of customers and percentages)

Net revenue	$35,102	$26,344	$95,026	$72,416
Gross margin	79.2%	79.0%	77.8%	78.6%
Loss from operations	$(3,745)	$(1,662)	$(15,468)	$(6,262)
Total deferred revenue	$52,648	$38,298	$52,648	$38,298
Cash, cash equivalents and short-term investments	$106,825	$101,680	$106,825	$101,680
Net cash provided by (used in) operations	$(4,648)	$1,284	$2,249	$4,141
Number of customers	2,774	2,094	2,774	2,094

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and is just beginning to generate significant revenues. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by segment.

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Americas	$19,941	$16,226	$58,168	$43,341
EMEA	9,737	5,623	22,239	16,412
APAC	5,424	4,495	14,619	12,663

Total net revenue	$35,102	$26,344	$95,026	$72,416

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months and nine months ended September 30, 2013 and 2012 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$18,178	51.8%	$14,677	55.7%	$48,003	50.5%	$40,773	56.3%
Services:
Maintenance and support	11,139	31.7%	8,582	32.6%	31,926	33.6%	24,072	33.3%
Professional services and training	2,724	7.8%	1,749	6.6%	7,495	7.9%	4,589	6.3%
Subscriptions	3,061	8.7%	1,336	5.1%	7,602	8.0%	2,982	4.1%

Total Services	16,924	48.2%	11,667	44.3%	47,023	49.5%	31,643	43.7%

Total net revenue	35,102	100.0%	26,344	100.0%	95,026	100.0%	72,416	100.0%

Cost of revenue:
Products and license	1,894	5.4%	2,064	7.8%	6,216	6.5%	6,192	8.5%
Services	5,396	15.4%	3,466	13.2%	14,909	15.7%	9,338	12.9%

Total cost of revenue	7,290	20.8%	5,530	21.0%	21,125	22.2%	15,530	21.4%

Gross profit	27,812	79.2%	20,814	79.0%	73,901	77.8%	56,886	78.6%
Operating expenses:
Research and development	6,725	19.2%	5,154	19.6%	19,729	20.8%	15,072	20.8%
Sales and marketing	20,135	57.4%	13,218	50.2%	55,963	58.9%	36,740	50.7%
General and administrative	4,697	13.4%	4,104	15.6%	13,677	14.4%	11,336	15.7%

Total operating expenses	31,557	90.0%	22,476	85.4%	89,369	94.1%	63,148	87.2%

Loss from operations	(3,745)	–10.8%	(1,662)	–6.4%	(15,468)	–16.3%	(6,262)	–8.6%
Other income (expense), net	113	0.3%	(67)	–0.3%	11	0.0%	(126)	–0.2%

Loss before provision for income taxes	(3,632)	–10.5%	(1,729)	–6.7%	(15,457)	–16.3%	(6,388)	–8.8%
Provision for income taxes	288	0.8%	262	1.0%	703	0.7%	642	0.9%

Net loss	(3,920)	–11.3%	(1,991)	–7.7%	(16,160)	–17.0%	(7,030)	–9.7%

Loss attributable to noncontrolling interest	145	0.4%	132	0.5%	411	0.4%	367	0.5%

Net loss attributable to Imperva, Inc. stockholders	($3,775)	–10.9%	$(1,859)	–7.2%	($15,749)	–16.6%	$(6,663)	–9.2%

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

	For the three months ended September 30,		Change		For the nine months ended September 30,
	2013	2012	Amount	%	2013	2012	Change
	(dollars in thousands)
Net revenue:
Products and license	$18,178	$14,677	$3,501	23.9%	$48,003	$40,773	$7,230	17.7%
Percentage of net revenue	51.8%	55.7%			50.5%	56.3%
Services:
Maintenance and support	11,139	8,582	2,557	29.8%	31,926	24,072	7,854	32.6%
Percentage of net revenue	31.7%	32.6%			33.6%	33.3%
Professional services and training	2,724	1,749	975	55.7%	7,495	4,589	2,906	63.3%
Percentage of net revenue	7.8%	6.6%			7.9%	6.3%
Subscriptions	3,061	1,336	1,725	129.1%	7,602	2,982	4,620	154.9%
Percentage of net revenue	8.7%	5.1%			8.0%	4.1%

Total Services	16,924	11,667	5,257	45.1%	47,023	31,643	15,380	48.6%
Percentage of net revenue	48.2%	44.3%			49.5%	43.7%

Total net revenue	$35,102	$26,344	$8,758	33.2%	$95,026	$72,416	$22,610	31.2%

Americas	$19,941	$16,226	$3,715	22.9%	$58,168	$43,341	$14,827	34.2%
Percentage of net revenue	56.8%	61.6%			61.2%	59.8%
EMEA	9,737	5,623	4,114	73.2%	22,239	16,412	5,827	35.5%
Percentage of net revenue	27.7%	21.3%			23.4%	22.7%
APAC	5,424	4,495	929	20.7%	14,619	12,663	1,956	15.4%
Percentage of net revenue	15.5%	17.1%			15.4%	17.5%

Total net revenue	$35,102	$26,344	$8,758	33.2%	$95,026	$72,416	$22,610	31.2%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Our net revenue increased by $8.8 million, or 33.2%, to $35.1 million during the three months ended September 30, 2013 from $26.3 million during the three months ended September 30, 2012 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $3.7 million increase over the same period in 2012. The Americas revenue growth in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements. To a lesser extent, increased subscription sales of our cloud-based services and our ThreatRadar product, which was launched in 2010, and growth in our professional services and training contributed to the higher revenues. In addition, we had increased sales of both product and licenses.

Products and license revenue increased by $3.5 million, or 23.9%, to $18.2 million during the three months ended September 30, 2013 from $14.7 million during the three months ended September 30, 2012. The change in product and license revenue was mostly driven by an increase in the EMEA region in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $5.3 million, or 45.1%, to $16.9 million during the three months ended September 30, 2013 from $11.7 million during the three months ended September 30, 2012. During the three months ended September 30, 2013, our services revenue was comprised of $11.1 million in maintenance and support, $2.7 million in professional services and training and $3.1 million in subscriptions. The change in services revenue in the three months ended September 30, 2013 from the three months ended September 30, 2012 was primarily due to an increase of $2.6 million in maintenance and support revenue resulting from our larger installed base, $1.7 million in subscriptions revenue from our cloud-based security services and ThreatRadar product, and $1.0 million in professional services and training revenues.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Our net revenue increased by $22.6 million, or 31.2%, to $95.0 million during the nine months ended September 30, 2013 from $72.4 million during the nine months ended September 30, 2012 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $14.8 million increase over the same period in 2012. The Americas revenue growth in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, increased sales of both product and licenses. To a lesser extent increased subscription sales of our cloud-based services and our ThreatRadar product, which was launched in 2010, and growth in our professional services and training contributed to the higher services revenues. In addition, we had increased sales of both product and licenses.

Products and license revenue increased by $7.2 million, or 17.7%, to $48.0 million during the nine months ended September 30, 2013 from $40.8 million during the nine months ended September 30, 2012. The change in product and license revenue was mostly driven by an increase in the Americas region in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $15.4 million, or 48.6%, to $47.0 million during the nine months ended September 30, 2013 from $31.6 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our services revenue was comprised of $31.9 million in maintenance and support, $7.5 million in professional services and training and $7.6 million in subscriptions. The change in services revenue in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 was primarily due to an increase of $7.9 million in maintenance and support revenue resulting from our larger installed base, $4.6 million in subscriptions revenue from our cloud-based security services and ThreatRadar product, and $2.9 million in professional services and training revenues.

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
Products and license	$16,284	$12,613		$41,787	$34,581
Gross Margin %	89.6%	85.9%	3.7%	87.1%	84.8%	2.3%
Services gross profit	11,528	8,201		32,114	22,305
Gross Margin %	68.1%	70.3%	–2.2%	68.3%	70.5%	–2.2%

Total gross profit	$27,812	$20,814		$73,901	$56,886
Gross Margin %	79.2%	79.0%	0.2%	77.8%	78.6%	–0.8%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Total gross margin increased 0.2 percentage points from 79.0% during the three months ended September 30, 2012 to 79.2% during the three months ended September 30, 2013 primarily due to a 3.7 percentage point increase in products and licenses gross margins in the three months ended September 30, 2013 compared to the same period in 2012. The increased products and license gross margin was primarily attributable to decreased amounts of third-party licensing fees specific to certain products in addition to an increased proportion of virtual appliance to total appliance sales in the quarter ended September 30, 2013 as compared to the 2012 period. The virtual appliance sales tend to have higher gross margin percentages than physical appliances. The decreased services margin was primarily due to additional service and support headcount hired in order to meet the growth in our service engagements and to reduce our reliance on the use of outside contractors, which tend to be more costly than our internal service personnel.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Total gross margin decreased 0.8 percentage points from 78.6% during the nine months ended September 30, 2012 to 77.8% during the nine months ended September 30, 2013 primarily due to a decrease in services gross margin of 2.2 percentage points as well as a higher proportion of services revenue to total revenue in the nine months ended September 30, 2013 compared to the same period in 2012. The decreased services margin was primarily due to higher use of outside contractors, which tend to be more costly than our internal service personnel, in order to support the growth in services revenue during the nine months ended September 30, 2013. Products and license gross margins increased by 2.3 percentage points to 87.1% for the nine months ended September 30, 2013 as compared to 84.8% for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in the proportion of virtual appliance to total appliance sales in the nine months ended September 30, 2013 as compared to the 2012 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Operating Expenses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$6,725	$5,154	$1,571	30.5%	$19,729	$15,072	4,657	30.9%
Percentage of net revenue	19.2%	19.6%			20.8%	20.8%
Sales and marketing	20,135	13,218	6,917	52.3%	55,963	36,740	19,223	52.3%
Percentage of net revenue	57.4%	50.2%			58.9%	50.7%
General and administrative	4,697	4,104	593	14.4%	13,677	11,336	2,341	20.7%
Percentage of net revenue	13.4%	15.6%			14.4%	15.7%

Total operating expenses	$31,557	$22,476	$9,081	40.4%	$89,369	$63,148	$26,221	41.5%

Results above include stock-based compensation expense of:

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)
Cost of revenues	$254	$143	$111	$722	$302	$420
Research and development	747	372	375	2,133	759	1,374
Sales and marketing	1,620	665	955	4,596	1,365	3,231
General and administrative	792	582	210	2,407	1,170	1,237

	$3,413	$1,762	$1,651	$9,858	$3,596	$6,262

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Research and development expenses increased by $1.6 million, or 30.5%, to $6.7 million during the three months ended September 30, 2013 from $5.1 million during the three months ended September 30, 2012. The change was primarily attributable to an increase of $1.2 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $0.2 million in Incapsula research and development costs.

Sales and marketing expenses increased by $6.9 million, or 52.3%, to $20.1 million during the three months ended September 30, 2013 from $13.2 million during the three months ended September 30, 2012. The change was principally related to an increase of $5.9 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $0.5 million, Incapsula marketing expenses of $0.1 million and increases in trade show, corporate marketing and seminar costs totaling $0.2 million. In addition, facility and depreciation expenses increased by $0.3 million.

General and administrative expenses increased by $0.6 million, or 14.4%, to $4.7 million during the three months ended September 30, 2013 from $4.1 million during the three months ended September 30, 2012. The change was primarily due to an increase of $0.2 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth, and an increase of $0.2 million in facility and depreciation expenses. Additionally, we incurred an increase of $0.1 million in Incapsula general and administrative expenses.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Research and development expenses increased by $4.7 million, or 30.9%, to $19.7 million during the nine months ended September 30, 2013 from $15.0 million during the nine months ended September 30, 2012. The change was primarily attributable to an increase of $3.6 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $0.6 million in Incapsula research and development costs.

Sales and marketing expenses increased by $19.2 million, or 52.3%, to $55.9 million during the nine months ended September 30, 2013 from $36.7 million during the nine months ended September 30, 2012. The change was principally related to an increase of $15.0 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, travel costs of $1.7 million, and an increase in trade show, corporate marketing and seminar costs totaling $0.5 million. In addition, facility and depreciation expenses increased by $0.8 million.

General and administrative expenses increased by $2.3 million, or 20.7%, to $13.6 million during the nine months ended September 30, 2013 from $11.3 million during the nine months ended September 30, 2012. The change was primarily due to an increase of $1.7 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. In addition, facility and depreciation expenses increased by $0.4 million.

Loss from Operations

Three months ended September 30,				Nine months ended September 30,
2013	2012	Change	% Change	2013	2012	Change	% Change
(dollars in thousands)
$(3,745)	$(1,662)	$(2,083)	–125.3%	$(15,468)	$(6,262)	$(9,206)	–147.0%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Our loss from operations increased by $2.1 million, or 125.3%, to $3.7 million for the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012. Total operating expenses increased by $9.1 million during the three months ended September 30, 2013 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $6.9 million to expand our global sales efforts, and an increase of $1.6 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $0.6 million related to personnel costs to build out our corporate level functions to support our global growth. This increase in operating expenses was partially offset by an increase in our gross profit of $7.0 million during the three months ended September 30, 2013 due to higher net revenues.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Our loss from operations increased by $9.2 million, or 147%, to $15.5 million for the nine months ended September 30, 2013 from $6.3 million for the nine months ended September 30, 2012. Total operating expenses increased by $26.2 million during the nine months ended September 30, 2013 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $19.2 million to expand our global sales efforts, and an increase of $4.7 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $2.3 million related to personnel costs to build out our corporate level functions to support our global growth. This increase in operating expenses was partially offset by an increase in our gross profit of $17.0 million during the nine months ended September 30, 2013 due to higher net revenues.

Other Income (Expense), net

Three months ended September 30,		Change		Nine months ended September 30,		Change
2013	2012	Amount	%	2013	2012	Amount	%
(dollars in thousands)
$113	$(67)	$180	–268.7%	$11	$(126)	$137	108.7%

Other income (expense), net increased by $0.2 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. This change was primarily attributable to an increase in foreign currency exchange gains, net.

Other income (expense), net increased by $0.1 million during the nine months ended September 30, 2013. The primary changes in the components of other income (expense), net in the nine months ended September 30, 2013 compared to the prior year were an increase in foreign currency exchange gains, net, of $0.1 million and an increase in forward foreign currency exchange contract gains of $0.1 million. These amounts were partially offset by a decrease in interest income of $0.1 million.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands
Provision for income taxes	$288	$262	$26	9.9%	$703	$642	$61	9.5%
Effective tax rate	–7.9%	–15.2%			–4.5%	–10.1%

The provision for income taxes for the three months ended September 30, 2013 and 2012 is comprised primarily of foreign income taxes. There were no significant changes between the two periods.

The provision for income taxes for the nine months ended September 30, 2013 and 2012 is comprised primarily of foreign income taxes. The increase in the nine months ended September 30, 2013 as compared to the comparable 2012 period relates to an increase in state income tax.

Deferred Revenue

	As of September 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total deferred revenue	$52,648	$38,298	$14,350	37.5%

Deferred revenue increased by $14.3 million, or 37.5%, to $52.6 million as of September 30, 2013 from $38.3 million as of September 30, 2012. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements.

Number of Customers

	As of September 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Number of customers	2,774	2,094	680	32.5%

Our number of customers increased by 680, or 32.5%, to 2,774 as of September 30, 2013 from 2,094 as of September 30, 2012. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 215 people as of September 30, 2012 to 265 people as of September 30, 2013. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of September 30, 2013, we had $106.8 million of cash, cash equivalents and short-term investments, $2.1 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $106.8 million as of September 30, 2013. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. In addition, during October 2013 we loaned $1.1 million to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of September 30, 2013, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of September 30, 2013, we were compliant with the covenant of the credit facility.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine months ended September 30
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$2,249	$4,141
Net cash provided by (used in) investing activities	4,721	(45,878)
Net cash provided by financing activities	4,674	2,140

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

Net cash provided by operating activities of $2.2 million for the nine months ended September 30, 2013 reflected a net loss of $16.2 million, adjusted for non-cash charges of $12.3 million, as well as a net change of $6.1 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of an increase in deferred revenue of $6.4 million, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, and an increase in accrued compensation and benefits of $2.5 million. This increase was partially offset by an increase in our accounts receivable of $1.1 million, an increase in prepaid expenses and other assets of $0.7 million and a decrease in accounts payable of $0.7 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. During the nine months ended September 30, 2013, cash provided by investing activities was $4.7 million, primarily as a result of $36.2 million in maturities of short-term investments partially offset by $1.8 million in capital expenditures and $29.8 in purchases of short-term investments.

In the nine months ended September 30, 2012, cash used in investing activities of $45.9 million was primarily attributable to $43.8 million in net purchases of short-term investments in addition to $1.8 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2013 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2012 as a result of proceeds from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2013:

	Payments due by period
Contractual Obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations(1)	$1,047	$4,621	$2,323	$2,357	$1,615	$279	$12,242
Severance Pay Fund(2)	—	—	—	—	—	—	3,980
Purchase commitments(3)	—	—	—	—	—	—	4,637

Total	$1,047	$4,621	$2,323	$2,357	$1,615	$279	$20,859

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2013, we made regular lease payments of $2.1 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of September 30, 2013 includes $4.0 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on March 15, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $12.0 million in 2010, $10.3 million in 2011, $7.4 million in 2012 and $15.7 million in the nine months ended September 30, 2013. As a result, we had an accumulated deficit of $ 89.3 million at September 30, 2013. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Historically our channel partners have originated more than 35%, and fulfilled approximately 85%, of our sales, and we expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in each of the years ended December 31, 2011 and 2010, and 11% of our bookings for the year ended December 31, 2012 and the nine months ended September 30, 2013, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

•	changes in fiscal or contracting policies or decreases and uncertainties in available government funding, including as a result of the recent sequestration by the U.S. federal government and the recent partial shutdown of the U.S. federal government and any future recurrence of either event;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues; and

•	potential delays or changes in the government appropriations process, including actions such as spending freezes implemented to address political or fiscal policy concerns,

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

Our maintenance and support revenue accounted for 33% of our total revenue for 2010, 31% of our total revenue for 2011, 32% of our total revenue for 2012 and 34% of our total revenue for the nine months ended September 30, 2013. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012 and the nine months ended September 30, 2013, we incurred approximately 37%, 41% and 37%, respectively, of our expenses outside of the United States in foreign currencies, primarily Israeli shekels, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 315 employees as of December 31, 2010 to 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012 and then to 573 employees as of September 30, 2013. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 11 issued patents and 11 patent applications pending in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Further, as of November 1, 2013 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 16.6% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 11.4% of our outstanding common stock as of November 1, 2013, based on information in their public filings. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.

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

The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. In October 2013, we loaned $1.1 million to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014. We expect to use the remaining net proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

In November 2013, we reached an agreement in principle with the major stockholders of Incapsula (other than Imperva) to acquire the remaining outstanding capital stock and assume outstanding options to acquire capital stock of Incapsula not already owned by us (the “Incapsula Acquisition”). The aggregate consideration for the Incapsula Acquisition is expected to be substantially on the terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan. We do not expect to enter into a binding definitive agreement with respect to such acquisition until February 2014, and the completion of the transaction is expected to be subject to customary closing conditions, including regulatory clearance. In connection with the agreement in principle, we will issue RSUs for approximately 264,878 shares of our common stock with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right) less the then-outstanding principal and interest under the Incapsula Loan, and Incapsula will issue similar RSUs for approximately 204,820 shares on an as-converted to Imperva common stock-basis which we will assume in connection with the Incapsula Acquisition, in addition to the consideration for the Incapsula Acquisition. These performance-based RSUs to be granted by Imperva and Incapsula will be issued to continuing employees of Incapsula.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

Date: November 12, 2013	By:	/s/ Shlomo Kramer
Shlomo Kramer President and Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2013

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.