Form 10-K
period 2013-12-31
IMPERVA INC
filed 2014-02-28
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the New York Stock Exchange on such date, was approximately $922.9 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 15, 2014 was 26,089,704.

2013 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

We are pioneering the third pillar of enterprise security, data center security, by directly protecting high value applications and data assets in physical and virtual data centers. Built specifically for modern threats, our comprehensive suite of data center security offerings is designed to provide the visibility and control needed to neutralize attacks, theft and fraud from inside and outside the organization, mitigate risk, and streamline compliance. Our SecureSphere platform provides database, file and web application security across various physical and virtual systems in data centers, including traditional on-premise data centers as well as private, public and hybrid cloud computing environments. In addition, our cloud offerings are designed to protect against the unique threats created as enterprises increasingly shift to deploying their applications and storing their data in the cloud to take advantage of the flexibility and cost-efficiency offered by cloud-based solutions.

We believe that data center security is the third pillar of enterprise security because it fills the gaps between the first pillar of security, endpoint security, which blocks threats targeting devices, and the second pillar of security, network security, which blocks threats trying to access the network. Our unique suite of offerings protects the high-value applications and data assets that endpoint and network solutions are not designed to protect, whether the applications and data reside within our customers’ data center or the cloud.

Organizations are facing numerous challenges in providing the visibility and control required to protect high-value applications and data assets from attack, theft and fraud. Attacks, whether perpetrated by sophisticated hackers or malicious insiders, continue to increase in sophistication, scale and frequency, and organizations must comply with increasingly complex regulatory standards enacted to protect high-value applications and data. Adoption of new technologies and architectures, such as mobile applications, modern web applications and big data, increases the complexity of, and opens access to, the data center; thereby exposing critical data assets to new vulnerabilities. The increased adoption of cloud delivery models and virtualization technologies is also forcing applications to operate outside of the traditional security model. We believe that these challenges are driving the need for a comprehensive data center security solution to protect high-value applications and data assets in the data center.

As of December 31, 2013, we had over 3,000 end user customers, who we refer to in this Annual Report on Form 10 K as our customers, in more than 75 countries. In addition, our solutions are used to protect thousands of organizations through cloud based deployments with our Software as a Service (“SaaS”) customers and managed security service provider (“MSSP”) and hosting partners. Our customers include eight of the top ten global telecommunications companies, five of the top ten commercial banks in the United States, three of the top five global consumer financial services firms, four of the top five global computer hardware companies, over 250 government agencies around the world and more than 350 Global 2000 companies. We primarily sell our products and services through our network of over 300 channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. As of December 31, 2013, we had approximately 580 employees, including 183 employees in research and development. We generated revenue of $137.8 million in 2013, an increase of 32% over the $104.2 million in revenue we generated in 2012. Net loss attributable to our stockholders was $25.2 million in 2013 as compared to $7.4 million in 2012.

Our Strategy

Our goal is to extend our leadership position in the data center security market. Key elements of our growth strategy include:

•

Enhance and extend our leadership position through technological and product innovation. We intend to continue to invest in product upgrades and product line extensions and to create new products and services that address emerging data center security and regulatory compliance requirements to maintain our technological advantages. We also plan to continue to invest in advanced threat research, to increase our threat intelligence leadership, and to continue our investments in data center security for cloud computing environments.

•

Further penetrate our existing customer base. We intend to drive further penetration of our data center security suite within our existing customer base by deepening and broadening deployment of our offerings. Many of our customers initially deploy our solution on a limited portion of their high-value applications and data assets providing us with significant opportunities to sell them more of our products. We have enjoyed success from this strategy as more than 60% of our sales in 2013 were based on repeat sales to existing customers. In addition, as a leading provider of a comprehensive data center security solution, we believe we are well positioned to benefit as our customers expand the scope of their data center security and compliance initiatives. As of December 31, 2013, approximately 28% of our customers have purchased more than one of our offerings.

•

Increase awareness of the importance of data center security and drive adoption of our solution. We believe the market for data center security is in its early stages and is growing rapidly. We plan to continue to increase market awareness of the benefits of our comprehensive data center security solution and to invest in our brand so that we can extend our leadership in the data center security market. For example, we plan to continue our investments in a broad range of marketing programs, including expanding our global public relations efforts, and continue active tradeshow participation, direct marketing, high profile web events, online advertising initiatives and participation in social media channels such as LinkedIn, Facebook and Twitter.

•

Continue to pursue data center security opportunities as businesses adopt cloud computing. Our solutions are used to protect thousands of enterprises through cloud based deployments with our SaaS customers and our MSSP and hosting partners. We intend to continue to focus on capturing the expected increases in spending on securing high-value applications and data assets as enterprises pursue cloud computing initiatives for both external and internal facing applications. We intend to develop and expand our relationships with MSSPs and data center hosting providers, and to increase sales to SaaS providers.

•

Invest in our global distribution network to expand our customer base. We intend to continue to invest significant resources to further strengthen our existing relationships with channel partners and to expand our network by adding new channel partners across the globe. As we expand our base of partners, we also intend to grow our direct touch sales team and enhance our marketing efforts to support our distribution network.

•

Increase our sales in the mid-market and SMB market. We believe there is a significant opportunity to provide data center security solutions to smaller businesses as they are faced with increasing security threats and compliance mandates. We plan to increase our business with mid-market enterprises and SMBs by expanding our distribution channels and our cloud-based offerings.

•	Pursue strategic opportunities. We intend to pursue targeted acquisition and partnership opportunities to expand our technology and offerings in data center security as well as adjacent categories.

Products

Our products include our SecureSphere platform for enterprise data centers and our cloud-based security services that we provide through Incapsula, our majority-owned subsidiary, and Skyfence. Our SecureSphere platform:

•

secures high-value applications and data assets in, physical and virtual data centers from hackers and malicious insiders, provides an accelerated and cost-effective route to address regulatory compliance and establishes a repeatable process for data risk management.

•

is designed on a common, modular platform that provides centralized management, in-depth analytics and customizable reporting and offers multiple, flexible deployment options that are quick to deploy and easy to scale.

•	incorporates our proprietary dynamic profiling, universal user tracking, transparent inspection and correlated attack validation technologies, which are described further below.

Our solution includes database security, file security and web application security, which we believe differentiate us as providing the broadest data center security offering in the marketplace:

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

•	Web Application Security. Protects web applications from large-scale cyber attacks, adapts to evolving threats to prevent data breaches and addresses compliance requirements.

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

Database Security

Our database security products are designed to secure high-value data in structured repositories in the data center. Our database security products are sold as physical or virtual appliances based on the feature and traffic capacity requirements of our customers. We also offer add-on products for our appliances that are sold separately. Our database products cover the following major enterprise database platforms: Oracle, Oracle Exadata, Microsoft SQL Server, IBM DB2 (on Linux, UNIX, Windows, z/OS and DB2/400), IBM IMS on z/OS, IBM Informix, IBM Netezza, SAP Sybase, Teradata, Oracle MySQL, PostgreSQL, and Progress OpenEdge.

Database Security	Description

Discovery and Assessment Server	• Automates the process of discovering databases and other business data on the network and performs a security assessment to identify risks to high-value data

• Includes assessments of known vulnerabilities and configuration flaws based on proprietary research from our ADC and industry best practices

• Enables organizations to review and manage their vulnerabilities and accurately scope security and compliance projects

Database Activity Monitoring	• Includes all Discovery and Assessment Server functionality

• Delivers real-time, automated, scalable database activity monitoring, auditing and reporting for heterogeneous database environments

Database Firewall	• Includes Database Activity Monitoring functionality

• Delivers real-time blocking of external attacks and internal threats from malicious users

User Rights Management for Databases	• Enables the management of user rights across heterogeneous enterprise databases by aggregating user rights to illustrate what rights users have to business data

• Secures customer environments by evaluating user rights, eliminating excessive privileges and disabling dormant accounts

• Enables our customers to comply with regulatory requirements to limit user access rights based on business need to know

ADC Insights	• Optimized for quick and effective deployment of our SecureSphere database products within organizations running complex enterprise applications such as Oracle E-Business Suite, PeopleSoft and SAP

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

File Firewall	• Includes all File Activity Monitoring functionality, and provides real-time blocking of suspicious activity that violates corporate policies

• Guards against mistakes introduced at the access control list level

SecureSphere for SharePoint	• Includes all File Activity Monitoring functionality, including User Right Management for Files functionality, for data stored within SharePoint

• Includes SecureSphere Web Application Firewall to protect against Web-based attacks on Microsoft SharePoint Web servers

• Includes SecureSphere Database Firewall to protect against unauthorized access to the Microsoft SQL database at the core of SharePoint

Directory Services Monitoring	• Enables real-time monitoring, auditing and reporting on changes made in Microsoft Active Directory

Web Application Security

We believe that our web application firewall (“WAF”) product is one of the industry leading solutions for protecting web assets from application attacks. Our web application security products protect our customers’ high-value applications and data assets from application attacks and enable compliance with regulatory requirements. Our web application security products are sold as physical or virtual appliances based on the feature and traffic capacity requirements of our customers. We also offer add-on services for our appliances that are sold separately.

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

Common Product Platform

Our SecureSphere products are built on a common modular platform, which includes a single operating system and common code base. All of our SecureSphere products can be managed either individually as stand-alone appliances or collectively from our SecureSphere MX Management Servers, which provide centralized management, in-depth analytics and customizable reporting. Our SecureSphere MX Management Server product provides a single, centralized point for aggregating and managing SecureSphere security policies, real-time monitoring, logging, auditing and compliance reporting. With our MX server, administrators can simultaneously manage our database, file and web security products from a single console.

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

•

Hardware Appliances. Our SecureSphere database security, file security and web application security products are available on five different hardware appliance models that can handle traffic throughput from 100 Mbps to two Gbps. Our hardware appliances are built on a high performance architecture that allows organizations to manage heavy traffic loads without impacting application or network performance. Customers can achieve up to five Gbps throughput by deploying SecureSphere as an ultra-high performance virtual appliance on a Blue Coat X-Series blade. The Blue Coat X80s chassis supports ten blades, so SecureSphere instances deployed on a full X-Series chassis can support a total aggregate throughput of 50 Gbps. Also, multiple SecureSphere X6500 gateways can support over ten Gbps of throughput by leveraging Net Optics appliances.

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

Cloud-Based Services

A key focus of our business and product strategy is to develop hosted security services that we offer as subscriptions in a SaaS delivery model. Our primary cloud-based service offerings are our Imperva Incapsula service, our DDoS Protection Service for SecureSphere, our ThreatRadar subscription services and Skyfence.

Imperva Incapsula Service

Leveraging our expertise in data center security and our investment in intellectual property, our Imperva Incapsula service is purpose-built to deliver cloud-based security and content delivery optimization. Our Imperva Incapsula service is designed to be easy to deploy and accessible to businesses of all sizes that need data security and compliance solutions, but are unable to deploy our SecureSphere WAF appliances into their own website infrastructure. With no requirement to purchase or install any hardware or software to use the Imperva Incapsula service, we estimate that most customers can set up the Imperva Incapsula service in less than ten minutes. Our customers begin using the Imperva Incapsula service by changing their website’s Domain Name System setting to route traffic to Imperva Incapsula’s network. Imperva Incapsula’s global network of servers apply security and optimization solutions to the customers’ websites’ traffic according to the Incapsula service options purchased by the customer. The screened, filtered and optimized traffic is then routed by the Incapsula network to the customer’s websites.

Imperva Incapsula currently includes the following services:

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

•

Load Balancing: balances web traffic load across multiple web servers directly from the cloud, enabling applications to scale beyond the capacity of a single web server without requiring a local load balancing appliance.

Customers sign up directly with Imperva Incapsula to receive the service under different pricing plans, based principally on website traffic bandwidth. These direct customers operate principally through Imperva Incapsula’s high volume, self-service model—provisioning the Imperva Incapsula service themselves through Imperva Incapsula’s website and payment processor—and receive basic customer support.

For customers that desire a higher level of customer support, we offer optional managed services which include provisioning, security alert notifications and tuning, incident response, real time service dashboard and statistics, customer support and weekly reports on alerts and attack trends.

DDoS Protection Service for SecureSphere

DDos Protection Service for SecureSphere is a simple, cloud-based security service that safeguards businesses from the most debilitating and protracted distributed denial of service, or DDoS, attacks. DDoS Protection Service is an add-on subscription that complements the SecureSphere Web Application Firewall, mitigating attacks that saturate organizations’ ISP connections and prevent legitimate traffic from reaching organizations’ networks. Powered by Imperva Incapsula, this service offers a comprehensive defense against all types of DDoS threats and can be deployed quickly and scale on demand to mitigate malicious traffic.

ThreatRadar Reputation Services

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

ThreatRadar Community Defense, a part of ThreatRadar Reputation Services, delivers crowd-based threat intelligence to SecureSphere Web Application Firewalls. ThreatRadar Community Defense gathers attack data from SecureSphere deployments around the world and uses algorithms to translate this data into attack patterns, policies and reputation data. This security content is delivered in near real-time to fortify the entire community against emerging threats. ThreatRadar Reputation Services customers who choose to share anonymized attack data with Imperva receive ThreatRadar Community Defense free of charge; the service is available as an add-on, premium subscription service for organizations that do not share attack data.

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

Security Operations Center (SOC)

We offer our hosting partners that deploy our SecureSphere WAF appliances and Imperva Incapsula customers remotely managed security services through our team of specialized application and data security professionals in our SOC in Tel Aviv, Israel. For our hosting partners, our SOC remotely configures provisions, manages and monitors our SecureSphere WAF appliance in our hosting partners’ data centers; provides maintenance updates, patch management and backups; and delivers daily or weekly reports, real-time alerts and incident responses for suspicious activities. Our SOC services for our hosting partners also include customized rules, alerts, reports and dashboards to enable quick and cost effective steps towards compliance and security. While our SOC currently provides only managed security services to our hosting partners for our SecureSphere WAF appliances, we anticipate that in the future our SOC services will also support our database activity monitoring and file activity monitoring products.

Skyfence

In February 2014, we acquired Skyfence, which protects internal corporate applications, such as employee- and back office-oriented applications that are moving to SaaS delivery models. Despite being internal, these applications allow access from the internet, which exposes them to the vulnerabilities intrinsic to public facing applications. This also creates security challenges and regulatory and compliance challenges as it moves responsibility for housing the data to a third party. The Skyfence solution provides real time visibility and control over corporate use of SaaS applications, which enforces security policy, protects sensitive data from external and inside threats, and ensures compliance with standards. Skyfence uses proprietary network traffic analysis and Dynamic User Fingerprinting technology to profile normal user behavior and detect anomalies that could indicate cyber-attacks or inside threats. Through a single, central gateway, the solution provides organizations with the power to discover all of the cloud assets that are in use and to uniformly enforce security and compliance policies in addition to controlling user access to sensitive data, privileged user activity and application programming interface (“API”) access to the service.

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

Services

Maintenance and Support

We offer our customers ongoing product support services for both hardware and software. These maintenance programs are typically sold to customers for one to five-year terms at the time of the initial product sale and typically renew for successive one to three-year periods. We offer premium levels of service which include advance replacement and greater call center availability. While some of our channel partners provide tier one support, including MSSPs and data center hosting providers, in most instances we provide tier one level support and above.

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

Customers

We provide products and services to a variety of customers worldwide, including some of the world’s largest banks, retailers, insurers, technology and telecommunication companies and hospitals, as well as U.S. and other national, state and local government agencies. As of December 31, 2013, we had over 3,000 customers in more than 75 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our MSSP and hosting partners. Our customers include eight of the top ten global telecommunications companies, five of the top ten commercial banks in the United States, three of the top five global consumer financial services firms, four of the top five global computer hardware companies, over 250 government agencies around the world and more than 350 Global 2000 companies.

Our customer base is broad and diversified across multiple geographies and industry verticals, including banking and finance, government and military, technology, telecom, healthcare and retail. Since 2004, only once has a customer accounted for more than 10% of our sales in any year. In 2013, 2012 and 2011, we generated approximately 61%, 59% and 61% of our revenue from customers in the Americas and approximately 39%, 41% and 39% from customers outside of the Americas, respectively.

Sales and Marketing

We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date. Our hybrid model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We primarily sell our products and services to our customers through our channel partners, including distributors and resellers. In 2013, our channel partners originated over 40% of our sales and fulfilled almost 85% of our sales. Although our products are designed for turnkey deployment, they are highly customizable, which allows our channel partners to provide a variety of value added services to our customers. We employ a direct touch sales organization to work closely with our channel partners on customer outreach efforts and a channel overlay organization to manage our channel partners. As of December 31, 2013, our network of channel partners included more than 300 resellers and distributors worldwide. We work with many global channel partners, leading security value added resellers and some of the largest hosting companies.

Sales

We support the sales of our products and services with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Our overlay channel team is responsible for managing relationships with our resellers, MSSPs and distributors. Our sales professionals are responsible for assisting channel partners in gaining and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. Our sales professionals and sales engineers typically work alongside our channel partners and directly engage with customers to address their unique security and deployment requirements. We also have an inside sales team that is principally focused on lead generation for our reseller partners and regional sales professionals. To support our broadly dispersed global channel and customer base, we have, as of December 31, 2013, sales personnel in more than 25 countries. We plan to invest in our sales organization to support the growth of our channel partners.

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

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing business security products and services, as well as developing new products, features, and functionality and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2013, we had 183 employees dedicated to research and development, including our advanced security research group, the ADC.

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

Our research and development expense was $27.6 million, $20.6 million and $17.6 million in 2013, 2012 and 2011, respectively.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2013, we had 11 issued patents and 11 pending patent applications in the United States. The claims for which we have sought patent protection relate primarily to methods, computer programs, devices and systems we have developed for our products. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

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

Manufacturing and Suppliers

Our security hardware appliance products are manufactured to our specifications by Caswell, Inc., a Taiwanese original design manufacturer of network appliance hardware products. We have entered into non-exclusive contracts to purchase these hardware appliances from American Portwell Technology, Inc. (a wholly owned subsidiary of Portwell, Inc.), and Dan-el Technologies Ltd., which are value-added distributors of products manufactured by Caswell, Inc. These contracts will remain in effect until terminated by either party. Such contracts are terminable by us for any reason upon six months’ notice, by the value-added distributors upon nine months’ notice or by either party for an uncured material breach. We currently work with American Portwell Technology and provide the value-added distributors with rolling product demand forecasts, but our contracts contain no obligation for us to purchase any minimum amount of products. We submit purchase orders that describe the types and quantities of our products to be manufactured, the delivery dates and other delivery terms. American Portwell Technology receives the hardware appliances from the manufacturer and configure and install our proprietary software on the appliances and then undertake quality testing at their fulfillment centers. American Portwell Technology then ships our appliances directly to our distributors, resellers or customers or our logistic partner, Base Logistics BV. We hold inventory in American Portwell Technology’s fulfillment centers and in our logistic partner’s warehouses, in anticipation of orders for new appliances and to support our advance replacement program with new and repaired appliances. In addition, our contract governs their use of our intellectual property and allocates the responsibilities for warranty repair, out of warranty repair and replacement costs with respect to damaged and defective products. We believe that having third parties manufacture, configure and test our products and provide a substantial portion of our logistics enables us to efficiently allocate capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, allowing us to focus resources on our core competencies.

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

Competition

The market for data center security solutions is intensely competitive and we expect competition to increase in the future. Our primary competitors by product area include:

•	Database security. International Business Machines Corporation, McAfee, Inc., a subsidiary of Intel Corporation and Oracle Corporation

•	File security. EMC Corporation and Symantec Corporation

•	Web application security. Citrix Systems, Inc. and F5 Networks, Inc.

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

Employees

As of December 31, 2013, our total headcount was 580 employees, with 183 in research and development, 243 in sales and marketing, 84 in services and support, 6 in manufacturing operations and 64 in a general and administrative capacity. As of December 31, 2013, our headcount was 256 people in the United States, 232 in Israel and 92 in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $10.3 million in 2011, $7.4 million in 2012 and $25.2 million in 2013. As a result, we had an accumulated deficit of $98.7 million at December 31, 2013. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, whom we refer to in this Annual Report on Form 10-K as our customers;

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

Historically our channel partners have originated more than 40%, and fulfilled approximately 85%, of our sales, and we expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

We face intense competition, especially from larger, better-known companies and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for data center security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., Citrix Systems, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), McAfee, Inc., Oracle Corporation, Symantec Corporation and other point solution security vendors.

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

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies could reduce the price of their competing products, resulting in intensified pricing pressures within our market. Further, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and McAfee’s acquisition of Sentrigo, Inc., increases the likelihood of competition based on integration or bundling, particularly where their products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

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

Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we are now offering cloud-based business security services through Incapsula and Skyfence. The market for cloud-based business security solutions is relatively new and it is uncertain whether Incapsula’s and Skyfence’s services will gain market acceptance. In addition, diversifying our product offerings will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail a significant risk of failure.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Tomium Software, LLC in January 2014, acquired Skyfence Networks Ltd. in February 2014 and, in order to more fully integrate their operations with ours, agreed to acquire the remaining portion of Incapsula that we did not already own in February 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may not be successfully integrated in our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

Acquisitions involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it:

•	may require us to incur charges and substantial debt or liabilities,

•	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,

•

may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or

•	may not generate sufficient financial return to offset acquisition costs;

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

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products; and

•	we may obtain unanticipated or unknown liabilities or become exposed to unanticipated risks in connection with any acquisition;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in the year ended December 31, 2011, 11% of our bookings for the year ended December 31, 2012 and 13% of our bookings for the year ended December 31 2013, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 31% of our total revenue for 2011, 32% of our total revenue for 2012 and 32% of our total revenue for year ended December 31, 2013. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012 and 2013, we incurred approximately 37%, 41% and 37%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 315 employees as of December 31, 2010 to 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012 and then to 580 employees as of December 31, 2013. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 11 issued patents and 11 patent applications pending as of February 15, 2014 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We may become subject to claims for remuneration or royalties for assigned service invention rights by our Israeli employees, which could result in litigation and adversely affect our business.

We have entered into assignment of invention agreements with our Israeli employees pursuant to which such individuals agree to assign to us all rights to any inventions created in the scope of their employment or engagement with us. A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967, or the Patents Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Recent decisions by the Committee have created uncertainty in this area, as it held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the Committee has not yet determined the method for calculating this Committee-enforced remuneration. Although our Israeli employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former Israeli employees, or be forced to litigate such claims, which could negatively affect our business.

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

Some of our employees in Israel, including one of our executive officers, are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2013, approximately 57 of our employees in Israel were called for active reserve duty, each serving for an average of approximately two weeks. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. In addition, weaknesses in our internal controls over financial reporting may be discovered in the future. Our filings with the SEC are subject to periodic review by the SEC, and our auditors are subject to periodic inspection by the Public Company Accounting Oversight Board (PCAOB). Any failure to maintain effective controls over financial reporting, any difficulties encountered in the implementation of additional controls or the improvement of existing controls, or any issues that emerge as a result of regulatory review, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a revision or restatement of our prior period financial statements. Any failure to maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Redwood Shores, California in an office consisting of approximately 50,500 square feet. The lease for this office expires in December 2017. Our office in Tel Aviv, Israel, where we employ our research and development team, consists of approximately 6,500 square meters (approximately 69,800 square feet), and we have agreed to lease an additional 2,000 square meters (approximately 21,500 square feet) commencing in April 2014. The lease for this office begins to expire for portions of this office in January 2015. Our office in Irving, Texas, where we employ sales, support and professional services employees, consists of approximately 7,500 square feet and the lease for this office expires in January 2018. We also lease sales offices in Japan, New York and Singapore. We believe that our facilities are suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

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

Fiscal 2012	High	Low
First Quarter	$41.05	$29.78
Second Quarter	$42.41	$24.80
Third Quarter	$37.71	$24.02
Fourth Quarter	$37.19	$27.36

Fiscal 2013	High	Low
First Quarter	$39.48	$31.38
Second Quarter	$45.44	$36.12
Third Quarter	$52.60	$41.85
Fourth Quarter	$50.14	$36.52

Fiscal 2014	High	Low
First Quarter (through February 15, 2014)	$60.44	$47.03

Stockholders

As of February 15, 2014, we had approximately 54 record holders of our common stock.

Stock Price Performance Graph

The following graph shows a comparison from November 9, 2011 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the NYSE Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[1]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[2]	1,675,506	$23.78	2,914,550
Equity compensation plans not approved by security holders[3]	—	—	—
Total	1,675,506	$23.78	2,914,550

[1]

Based on the weighted-average exercise price of outstanding options only. There are outstanding, as of December 31, 2013, 779,773 restricted stock units that do not have an exercise price, each unit of which represents a contingent right to receive one share of common stock upon vesting.

[2]

Prior to our initial public offering in November 2011, we issued securities under our 2003 Stock Plan, as amended. Following our initial public offering, we issued securities under our 2011 Stock Option and Incentive Plan (“2011 Plan”) and our 2011 Employee Stock Purchase Plan (“ESPP”).

[3]

Excludes 290,062 shares issued to Mr. Kramer at a purchase price of $3.30 per share that are subject to a lapsing right of repurchase. See information provided in the third paragraph below regarding the restricted stock grants to Mr. Kramer.

Under the 2011 Plan, we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2011 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2012 through 2015 by an amount equal to 4% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion, determines to make a smaller increase. It is the current policy of our board of directors that each new non-employee director receives (1) a stock option grant when such director initially joins our board of directors with a Black-Scholes value of $130,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $130,000 divided by the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. In addition, on or about the date of the first board meeting following each annual stockholder meeting, each non-employee director will automatically be granted pursuant to that policy (1) a stock option grant with a Black-Scholes value of $65,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $65,000 divided by the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. The board may also make discretionary grants to purchase common stock to any non-employee director.

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

In September 2010, consistent with our practice in prior years, we sold Mr. Kramer shares of our common stock at its then-current fair market value in two separate restricted stock purchase transactions to secure his continued services as our President and Chief Executive Officer and to meet our retention objectives. In the first transaction, our board of directors agreed to sell and issue to Mr. Kramer 632,865 shares of our common stock at a purchase price of $3.30 per share, subject to a right of repurchase in favor of the company that expires periodically over four years. In the second transaction, our board of directors agreed to sell and issue to Mr. Kramer 210,954 shares of our common stock at a purchase price of $3.30 per share, subject to a right of repurchase in favor of the company that expires after five years. The shares of common stock sold in the restricted stock purchase transactions are subject to the Change in Control Plan, which is described in Current Report on Form 8-K filed by us with the SEC on February 9, 2012 and will be described in the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2013, we did not sell any unregistered securities.

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

The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. In October 2013, we loaned $1.1 million of the net IPO proceeds to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014. In January 2014, we paid approximately $4.7 million in cash as part of the consideration in connection with our purchase of certain assets and liabilities of Tomium Software, LLC. In February 2014, we paid $16.1 million in cash as part of the consideration in connection with the acquisition of SkyFence Networks Ltd. We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions other than the acquisition of the outstanding securities of Incapsula not already owned by Imperva.

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

For the year ended December 31, 2013, we did not repurchase any equity securities.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products and license	$72,153	$59,490	$47,600	$34,479	$25,727
Services	65,606	44,745	30,702	20,903	13,614

Total net revenue	137,759	104,235	78,302	55,382	39,341
Cost of revenue:
Products and license	8,756	8,530	6,711	5,905	4,795
Services	20,940	13,374	9,510	6,428	4,576

Total cost of revenue[1]	29,696	21,904	16,221	12,333	9,371

Gross profit	108,063	82,331	62,081	43,049	29,970
Operating expenses:
Research and development[1]	27,556	20,555	17,598	13,214	10,538
Sales and marketing[1]	81,500	53,509	42,682	34,168	26,920
General and administrative[1]	24,436	15,371	11,807	7,982	4,669

Total operating expenses	133,492	89,435	72,087	55,364	42,127

Loss from operations	(25,429)	(7,104)	(10,006)	(12,315)	(12,157)
Other income (expense), net	(125)	(243)	(190)	474	178

Loss before provision for income taxes	(25,554)	(7,347)	(10,196)	(11,841)	(11,979)
Provision for income taxes	777	545	662	527	360

Net loss	(26,331)	(7,892)	(10,858)	(12,368)	(12,339)
Loss attributable to noncontrolling interest	1,153	505	589	355	43

Net loss attributable to Imperva, Inc. stockholders	$(25,178)	$(7,387)	$(10,269)	$(12,013)	$(12,296)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted[2]	$(1.04)	$(0.32)	$(1.34)	$(2.46)	$(2.82)

Shares used in computing net loss per share of common stock, basis and diluted[2]	24,300,198	22,916,426	7,674,554	4,884,665	4,365,359

[1]	Includes stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$1,440	$469	$118	$44	$37
Research and development	3,660	1,227	130	66	57
Sales and marketing	8,537	2,543	412	257	218
General and administrative	8,857	1,729	1,067	273	109

Total stock-based compensation expense	$22,494	$5,968	$1,727	$640	$421

[2]	Please see Note 14 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$115,085	$102,327	$97,612	$17,655	$19,050
Working capital	103,214	92,796	88,660	6,841	11,317
Total assets	176,491	153,957	133,542	40,977	37,546
Deferred revenue, current and long-term	63,052	46,291	32,925	21,218	13,377
Long-term debt, including current portion	—	—	—	—	600
Convertible preferred stock warrant liability	—	—	—	69	55
Convertible preferred stock	—	—	—	53,442	53,442
Noncontrolling interest	(2,614)	(1,104)	(773)	(351)	(43)
Total stockholders’ equity (deficit)	86,222	84,231	79,568	(52,419)	(41,528)

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

Overview

We are pioneering the third pillar of enterprise security, data center security, by directly protecting high-value applications and data assets in physical and virtual data centers. Built specifically for modern threats, our comprehensive suite of data center security offerings is designed to provide the visibility and control needed to neutralize attacks, theft and fraud from inside and outside the organization, mitigate risk, and streamline compliance. Our SecureSphere platform provides database, file and web application security across various physical and virtual systems in data centers, including traditional on-premise data centers as well as private, public and hybrid cloud computing environments. In addition, our cloud offerings are designed to protect against the unique threats created as enterprises increasingly shift to deploying their applications and storing their data in the cloud to take advantage of the flexibility and cost-efficiency offered by cloud-based solutions.

We believe that data center security is the third pillar of enterprise security because it fills the gaps between the first pillar of security, endpoint security, which blocks threats targeting devices, and the second pillar of security, network security, which blocks threats trying to access the network. Our unique suite of offerings protects the high-value applications and data assets that endpoint and network solutions are not designed to protect, whether the applications and data reside within our customers’ data center or the cloud.

Organizations are facing numerous challenges in providing the visibility and control required to protect high-value applications and data assets from attack, theft and fraud. Attacks, whether perpetrated by sophisticated hackers or malicious insiders, continue to increase in sophistication, scale and frequency, and organizations must comply with increasingly complex regulatory standards enacted to protect high-value applications and data. Adoption of new technologies and architectures, such as mobile applications, modern web applications and big data, increases the complexity of, and open access to, the data center; thereby exposing critical data assets to new vulnerabilities. The increased adoption of cloud delivery models and virtualization technologies is also forcing applications to operate outside of the traditional security model. We believe that these challenges are driving the need for a comprehensive data center security solution to protect high-value applications and data assets in the data center.

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our data center security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., our majority owned subsidiary. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired SkyFence Networks Ltd. to further our Software as a Service (SaaS) delivery models for internally facing corporate applications and agreed to acquire the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours.

Our research and development efforts are focused primarily on improving and enhancing our existing data center security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2013, we had 183 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $27.6 million, $20.6 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In 2013, 61% of our total revenue was generated from the Americas, 24% from Europe, Middle East and Africa (“EMEA”) and 15% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Annual Report on Form 10-K as our customers. We have a network of over 300 channel partners worldwide, including both resellers and distributors. In 2013, our channel partners originated over 40%, and fulfilled almost 85%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of December 31, 2013, we had over 3,000 customers in more than 75 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include eight of the top ten telecommunications companies, five of the top ten commercial banks in the United States, three of the top five global consumer financial services firms, four of the top five global computer hardware companies, over 250 government agencies around the world and more than 350 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $78.3 million in 2011 to $137.8 million in 2013. We have incurred net losses attributable to our stockholders of $25.2 million, $7.4 million and $10.3 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $98.7 million.

Opportunities, Challenges and Risks

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to maintain our technology leadership, improve our sales and marketing, address the needs of smaller enterprises and compete effectively in the marketplace for data center security solutions. While each of these areas presents significant opportunities for us, they also pose important challenges and risks that we must successfully address in order to sustain the growth of our business and improve our results of operations.

Maintain Technology Leadership. As a result of the rise in sophisticated attacks by hackers and malicious insiders, the difficulty in complying with regulations governing business data and the growing complexity of, and open access to, data centers, we believe that enterprises are struggling to provide visibility and control over high-value business applications and data assets that they need to protect. In addition, organizations are increasingly taking advantage of cloud-based services and virtualization technologies, and these new technologies and architectures are increasing the complexity of, and accessibility to, the data center. We believe these challenges are driving the need for a new protection layer positioned closely around the applications and data assets in the data center. We expect that as enterprises recognize the growing risk to high-value business data and the need to comply with increasing regulatory compliance mandates, their spending will increase on solutions designed to control and protect such data. We believe that traditional security and compliance products do not address the evolving needs of enterprises or do not do so adequately, and that this presents us with a large market opportunity. To capitalize on this opportunity, we have introduced and expect that in the future we will need to continue to introduce innovations to our broad business security solutions, including solutions to address data center security opportunities that arise as enterprises pursue cloud computing initiatives. We cannot assure you that our products will achieve widespread market acceptance or that we will properly anticipate future customer needs. Moreover, if our products do not satisfy evolving customer requirements, we will not capture the increase in spending that we expect will result from enterprises seeking to secure data across various systems in the data center.

Invest in Sales and Marketing. In order to capitalize on the anticipated increase in spending in the data center security market, we will need to continue to invest significant resources to further strengthen our existing relationships with channel partners, extend our global network by adding new channel partners and grow our sales and marketing team. Any investments that we make in our sales and marketing will occur in advance of our experiencing any benefits from such investments, and so it may be difficult for us to determine if we are efficiently allocating our resources in this area. We cannot assure you that the investments that we intend to make to strengthen our sales and marketing efforts will enable us to capitalize on the expected increase in spending in the data center security market or result in an increase in revenue or an improvement in our results of operations.

Address Needs of Smaller Enterprises. As market awareness of the benefits of a comprehensive data center security solution increases, we believe there is a significant opportunity to provide data center security solutions to smaller enterprises as they confront increasing security threats and compliance mandates. To capitalize on this opportunity, we intend to increase our business with mid-market enterprises and SMBs by expanding our cloud-based service offerings and our distribution channel. We have made, and may in the future continue to make, significant investments in our cloud-based security products to address the business security needs of mid-market enterprises and SMBs. If our cloud-based security products, which are relatively new, fail to gain broad acceptance with mid-market enterprises and SMBs, our revenue growth, results of operations and competitive position in our industry could suffer.

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

To date, we have incurred, and continue to incur, losses from operations and net losses. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations and our net losses will decline, and that we will reach profitability. Should we need additional cash in the future, we may utilize existing lines of credit, enter into additional lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Years ended (or as of December 31)
	2013	2012	2011
	(in thousands, except number of customers and percentages)
Net revenue	$137,759	$104,235	$78,302
Gross margin	78.4%	79.0%	79.3%
Loss from operations	$(25,429)	$(7,104)	$(10,006)
Total deferred revenue	$63,052	$46,291	$32,925
Cash, cash equivalents and short-term investments	$115,085	$102,327	$97,612
Net cash provided by (used in) operations	$9,797	$4,467	$(6,537)
Number of customers	3,011	2,293	1,740

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from maintenance and support, and subscription contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period. While the change in our deferred revenue and revenue recognized in a given period comprise the majority of our sales activity during that period, they do not constitute the entire sales activity during the period. Our total sales activity also includes sales of products and services for which we have not yet met the criteria to recognize revenue or add such amounts to our deferred revenue balance. Revenue and deferred revenue from these transactions is recognized or recorded in future periods when we have met the required criteria. We discuss for the periods presented deferred revenue further below under “—Results of Operations.”

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

Segments

For financial reporting purposes, we operate as two reportable business segments: (i) Imperva, which is comprised of our financial position and results of operations and those of our wholly-owned subsidiaries; and (ii) Incapsula, which is comprised entirely of the financial position and results of operations of our majority-owned subsidiary. Our Incapsula segment commenced operations in November 2009 and has not generated significant revenue since inception. In discussing our results of operations, we have provided a consolidated discussion and analysis of the revenues from our two segments and, where significant, provided a separate discussion and analysis of the operating expenses of our two segments. See Note 13 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by segment.

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

A majority of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Americas	$83,736	$61,588	$47,851
EMEA	33,183	24,958	18,464
APAC	20,840	17,689	11,987

Total net revenue	$137,759	$104,235	$78,302

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

General and Administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, as well as professional fees, facilities costs and depreciation. General and administrative personnel costs include our executive, finance, purchasing, order entry, human resources, information technology and legal functions. Our professional fees consist primarily of accounting, external legal, information technology and other consulting costs.

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

Provision for Income Taxes

We operate in several income tax jurisdictions and are subject to income taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. To date, we have incurred net losses and have recorded insignificant U.S. federal income tax expense. Our income tax expense to date relates primarily to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes.

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total net revenue. We have derived the data for the years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$72,153	52.4	$59,490	57.1	$47,600	60.8
Services:
Maintenance and support	44,353	32.2	33,647	32.3	24,497	31.3
Professional services and training	9,890	7.2	6,428	6.1	4,730	6.0
Subscriptions	11,363	8.2	4,670	4.5	1,475	1.9

Total services	65,606	47.6	44,745	42.9	30,702	39.2

Total net revenue	137,759	100.0	104,235	100.0	78,302	100.0

Cost of revenue:
Products and license	8,756	6.4	8,530	8.2	6,711	8.6
Services	20,940	15.2	13,374	12.8	9,510	12.1

Total cost of revenue	29,696	21.6	21,904	21.0	16,221	20.7

Gross profit	108,063	78.4	82,331	79.0	62,081	79.3
Operating expenses:
Research and development	27,556	20.0	20,555	19.7	17,598	22.5
Sales and marketing	81,500	59.2	53,509	51.3	42,682	54.5
General and administrative	24,436	17.7	15,371	14.8	11,807	15.1

Total operating expenses	133,492	96.9	89,435	85.8	72,087	92.1

Loss from operations	(25,429)	(18.5)	(7,104)	(6.8)	(10,006)	(12.8)
Other income (expense), net	(125)	(0.1)	(243)	(0.2)	(190)	(0.2)

Loss before provision for income taxes	(25,554)	(18.6)	(7,347)	(7.0)	(10,196)	(13.0)
Provision for income taxes	777	0.6	545	0.5	662	0.8

Net loss	(26,331)	(19.2)	(7,892)	(7.5)	(10,858)	(13.8)
Loss attributable to noncontrolling interest	1,153	0.8	505	0.5	589	0.8

Net loss attributable to Imperva, Inc. stockholders	$(25,178)	(18.4)	$(7,387)	(7.0)	$(10,269)	(13.0)

Comparison of the Years Ended December 31, 2013 and 2012

Net Revenue

	Years ended December 31,
	2013		2012		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$72,153	52.4	$59,490	57.1	$12,663	21.3%
Services:
Maintenance and support	44,353	32.2	33,647	32.3	10,706	31.8%
Professional services and training	9,890	7.2	6,428	6.1	3,462	53.9%
Subscriptions	11,363	8.2	4,670	4.5	6,693	143.3%

Total Services	65,606	47.6	44,745	42.9	20,861	46.6%

Total net revenue	$137,759	100.0	$104,235	100.0	$33,524	32.2%

Americas	$83,736	60.8	$61,588	59.1	$22,148	36.0%
EMEA	33,183	24.1	24,958	23.9	8,225	33.0%
APAC	20,840	15.1	17,689	17	3,151	17.8%

Total net revenue	$137,759	100.0	$104,235	100.0	$33,524	32.2%

Our net revenue increased by $33.5 million, or 32.2%, to $137.8 million during the year ended December 31, 2013 from $104.2 million during the year ended December 31, 2012 due to growth in products and license revenue and services revenue. This revenue growth reflects the increasing demand for our product and service offerings consistent with our business plan and expectations for growth. The Americas region contributed the largest portion with a $22.1 million increase, or approximately a 36.0% change over the same period in 2012. In addition, an increase in our international sales personnel resulted in increases in revenue in EMEA and APAC of $8.2 million and $3.2 million, or approximately a 33.0% and 17.8% change, respectively, over the same period in 2012.

Products and license revenue increased by $12.7 million, or 21.3%, to $72.2 million during the year ended December 31, 2013 from $59.5 million during the year ended December 31, 2012. The change in product and license revenue was driven by a significant increase in product sales, primarily in the Americas region in the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was due to increased sales volume of our products.

Services revenue increased by $20.9 million, or 46.6%, to $65.6 million during the year ended December 31, 2013 from $44.7 million during the year ended December 31, 2012. During the year ended December 31, 2013, our services revenue was comprised of $44.4 million of maintenance and support, $9.9 million of professional services and training and $11.4 million of subscriptions. The change in services revenue in the year ended December 31, 2013 from the year ended December 31, 2012 was primarily due to an increase of $10.7 million in maintenance and support revenue resulting from our larger installed base, $6.7 million in subscriptions revenue from our cloud-based security services, including our Incapsula offering, and $3.5 million in professional services and training revenues due primarily to an increase in the number of implementation projects.

Gross Profit

	Years Ended December 31,
	2013		2012
	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Products and license gross profit	$63,397	87.9%	$50,960	85.7%	2.2
Services gross profit	44,666	68.1%	31,371	70.1%	(2.0)

Total gross profit	$108,063	78.4%	$82,331	79.0%	(0.6)

Total gross margin decreased 0.6 percentage points from 79.0% during the year ended December 31, 2012 to 78.4% during the year ended December 31, 2013 primarily due to a decrease in services gross margin of 2.0 percentage points in the year ended December 31, 2013 compared to the same period in 2012. In addition there was an increased proportion of services revenue to total revenue during the year ended December 31, 2013 as compared to the 2012 period. The decrease in services gross margin was primarily due to higher use of outside contractors, which tend to be more costly that our internal service personnel, in order to support the growth in services revenue for the year ended December 31, 2013. Products and license gross margins increased by 2.2 percentage points to 87.9% for the year ended December 31, 2013 as compared to 85.7% for the year ended December 31, 2012. The increase was mostly due to an increase in the proportion of virtual appliance sales in the year ended December 31, 2013 as compared to the 2012 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Operating Expenses

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$27,556	20.0	$20,555	19.7	$7,001	34.1
Sales and marketing	81,500	59.2	53,509	51.3	27,991	52.3
General and administrative	24,436	17.7	15,371	14.8	9,065	59.0

Total operating expenses	$133,492	96.9	$89,435	85.8	$44,057	49.3

Results above include stock-based compensation expense of:

	Years ended December 31,
	2013	2012	Change
	(dollars in thousands)
Research and development	$3,660	$1,227	$2,433
Sales and marketing	8,537	2,543	5,994
General and administrative	8,857	1,729	7,128

	$21,054	$5,499	$15,555

Research and development expenses increased by $7.0 million, or 34.1%, to $27.6 million during the year ended December 31, 2013 from $20.6 million during the year ended December 31, 2012. The change was primarily attributable to an increase of $4.8 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts, and an increase of $1.4 million in Incapsula research and development costs, including stock-based compensation. In addition, facility and depreciation expenses increased by $0.6 million.

Sales and marketing expenses increased by $28.0 million, or 52.3%, to $81.5 million during the year ended December 31, 2013 from $53.5 million during the year ended December 31, 2012. The change was due to an increase of $21.1 million in personnel costs, including stock-based compensation due to increased headcount in all regions in an effort to help drive our overall revenue growth, and contractor costs, $2.0 million in travel expenses, and an increase in trade show, corporate marketing and seminar costs totaling $0.7 million. In addition, Incapsula marketing expenses increased by $2.5 million, including stock-based compensation, and facility expenses increased $0.9 million.

General and administrative expenses increased by $9.1 million, or 59.0%, to $24.4 million during the year ended December 31, 2013 from $15.4 million during the year ended December 31, 2012. The change was primarily due to an increase of $8.4 million in personnel costs, including stock-based compensation, primarily related to stock-based awards issued to Incapsula employees for retention purposes which will not recur in future periods, and increased headcount to support the growth and operations of our business. In addition, facility expenses increased by $0.5 million.

Loss from Operations

Years ended December 31,
2013	2012	Change	% Change
(dollars in thousands)
$(25,429)	$(7,104)	$(18,325)	-258.0%

Our loss from operations increased by $18.3 million, or 258.0%, from $7.1 million during the year ended December 31, 2012 to $25.4 million during the year ended December 31, 2013. Total operating expenses increased by $44.1 million for the year ended December 31, 2013 when compared to the prior year principally due to increases in personnel costs, including stock-based compensation expense, to support the increased scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $28.0 million to expand our global sales efforts, and increased general and administrative costs of $9.1 million primarily related to stock-based compensation for performance based restricted stock units with multiple performance and a market condition granted to Incapsula employees as part of a retention plan, and increased headcount to support the growth and operations of our business In addition, we had increased research and development costs of $7.0 million primarily from hiring to support our ongoing product development efforts. This increase in operating expenses was partially offset by an increase in our gross profit of $25.7 million during the year ended December 31, 2013 due to higher net revenues.

Other Income (Expense), Net

Years ended December 31,		Change
2013	2012	Amount	%
(dollars in thousands)
$(125)	$(243)	$118	48.6%

Other income (expense), net, increased approximately $0.1 million, or 48.6% during the year ended December 31, 2013 as compared to 2012. The change was primarily due to a decrease of $0.1 million in foreign currency exchange losses, net.

Provision for Income Taxes

	2013	2012	Amount	%
	(dollars in thousands)
Provision for income taxes	$777	$545	$232	42.6%
Effective tax rate	-3.0%	-7.4%

The provision for income taxes for the years ended December 31, 2013 and 2012 was comprised primarily of foreign and state income taxes. The increase in the provision for income taxes in the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily attributable to an increase in state income tax.

Deferred Revenue

	As of December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total deferred revenue	$63,052	$46,291	$16,761	36.2%

Deferred revenue increased by $16.8 million, or 36.2%, to $63.1 million as of December 31, 2011 from $46.3 million as of December 31, 2012. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of subscription and maintenance and support agreements.

Number of Customers

	As of December 31,		Change
	2013	2012	Amount	%
Number of customers	3,011	2,293	718	31.3%

Our number of customers increased by 718, or 31.3%, to 3,011 as of December 31, 2013 from 2,293 as of December 31, 2012. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 238 people as of December 31, 2012 to 296 as of December 31, 2013. The growth in our sales and service and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular our channel partner sales and support teams. The increases in our sales and support organizations allowed us to target new customers while continuing to support existing customers across all of our geographies.

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

Gross Profit

	Years Ended December 31,
	2012		2011
	Amount	Gross Margin	Amount	Gross Margin	% Change
		(dollars in thousands)
Products and license gross profit	$50,960	85.7%	$40,889	85.9%	(0.2)
Services gross profit	31,371	70.1%	21,192	69.0%	1.1

Total gross profit	$82,331	79.0%	$62,081	79.3%	(0.3)

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

Our loss from operations decreased by $2.9 million, or 29.0%, from $10.0 million during the year ended December 31, 2011 to $7.1 million during the year ended December 31, 2012. Our gross profit increased by $20.2 million during the year ended December 31, 2012 due to higher net revenues. This gross profit increase was partially offset by increased sales and marketing costs of $10.8 million to expand our global sales efforts, increased general and administrative costs of $3.6 million primarily related to professional fees associated with being a public company, such as accounting and legal fees and directors and officers insurance, and personnel costs related to the increased global scope and operations of our business. In addition, we had increased research and development personnel costs of $3.0 million from hiring to support our ongoing product development efforts. The increase in operating expenses during the year ended December 31, 2012 was due to the aforementioned headcount increases to support the increase in scope and global reach of our business and additional costs to operate as a public company.

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

The provision for income taxes for the year ended December 31, 2012 and 2011 were comprised primarily of foreign income taxes. The decrease in the provision for income taxes in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily attributable to a reduction in the valuation allowance against certain U.S. federal deferred income tax assets.

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

Capital Resources

As of December 31, 2013, we had $115.1 million of cash, cash equivalents and short-term investments, $2.5 million of which is held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, we could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $115.1 million as of December 31, 2013. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, during the first quarter of 2014, we increased our use of cash through the acquisitions of SkyFence Networks, Ltd. and certain assets of Tomium Software, LLC which included cash consideration totaling approximately $20.9 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of December 31, 2013, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of December 31, 2013, we were compliant with the covenant under the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K:

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands
Net cash provided by (used in) operating activities	$9,797	$4,467	$(6,537)
Net cash provided by (used in) investing activities	1,597	(45,574)	(1,642)
Net cash provided by financing activities	$6,316	$4,230	$87,856

Cash Flows from Operating Activities

We have historically experienced negative cash flow from operations as we have continued to expand our business although we did generate $9.8 million and $4.5 million in cash flow from operations during the years ended December 31, 2013 and 2012, respectively. Our largest uses of cash from operating activities are for employee related expenditures. Our primary source of cash flow from operating activities is cash receipts from customers. Our cash flow from operations will continue to be affected principally by the extent to which we grow our revenues and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.

Net cash provided by operating activities of $9.8 million for the year ended December 31, 2013 reflected a net loss of $26.3 million, adjusted for non-cash charges of $25.8 million, as well as a net change of $10.4 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $16.8 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, in addition to an increase of $3.7 million in accrued compensation and benefits. This change was partially offset by an increase in accounts receivable of $8.9 million and a decrease in prepaid expenses and other assets of $1.2 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of investments. During the year ended December 31, 2013, cash provided by investing activities was $1.6 million, primarily as a result of $42.2 million in proceeds from maturities of short-term investment activities partially offset by $2.6 million in net purchases of property and equipment and $38.0 million in purchases of short-term investments.

During the year ended December 31, 2012, cash used in investing activities was $45.6 million, primarily as a result of $41.9 in net purchases of short-term investments in addition to $3.3 million in net purchases of property and equipment.

During the year ended December 31, 2011, cash used in investing activities was $1.6 million, primarily as a result of $1.5 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2013 as a result of proceeds from the issuance of common stock, net of repurchases.

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

We have not been able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

For performance based RSUs granted to Incapsula employees which have multiple performance and a market condition we used a Monte Carlo simulation model to determine fair value of such awards. The key inputs used to determine the fair value of the awards were our stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. We update the estimated expense, net of forfeitures, at the end of each reporting period. Based on forecasted 2014 revenue until the actual 2014 revenue performance becomes known, the expense is recognized on an accelerated basis over the requisite service period, generally the vesting period of the respective awards.

The fair value of the option and employee stock purchase plan awards during 2013, 2012 and 2011 were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2013	2012	2011
Option grants:
Expected dividend rate	0%	0%	0%
Risk-free interest rate	1.2%	1.0%	1.7%
Expected term (in years)	6.1	6.0	5.4
Expected volatility	46%	48%	49%

ESPP grants:
Dividend rate	0%	0%	—
Risk-free interest rate	0.1%	0.1%	—
Expected term (in years)	0.5	0.5	—
Expected volatility	27%	39%	—

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

We assess impairment of our property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Circumstances such as changes in technology or in the way an asset is being used may trigger an impairment review. If indicators of impairment exist and the undiscounted projected cash flow associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flow. We have not recognized an impairment charge on our property and equipment in our consolidated statement of operations during 2013, 2012 and 2011.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013:

Contractual Obligations:	2014	2015	2016	2017	2018	Total
	(in thousands)
Operating lease obligations [1]	$4,693	$2,338	$2,390	$1,917	$272	$11,610
Severance Pay Fund [2]	—	—	—	—	—	4,385
Purchase commitments [3]	3,179	—	—	—	—	3,179

	$7,872	$2,338	$2,390	$1,917	$272	$19,174

[1]

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the year ended December 31, 2013, we made regular lease payments of $3.0 million under the operating lease agreements.

[2]

Our consolidated balance sheet as of December 31, 2013 includes $4.4 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of December 31, 2013 and 2012 totaled $115.1 million and $102.3 million, respectively, and consist primarily of cash, cash equivalents and short-term investments with maturities of less than two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operation.

As of December 31, 2013, we have no amounts outstanding under our credit facility agreement. To the extent in the future we enter into other long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended December 31, 2013 (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Net revenue:
Products and license	$24,150	$18,178	$15,671	$14,154	$18,717	$14,677	$14,044	$12,052
Services:
Maintenance and support	12,427	11,139	10,673	10,114	9,575	8,582	7,950	7,540
Professional services and training	2,395	2,724	2,496	2,275	1,839	1,749	1,584	1,256
Subscriptions	3,761	3,061	2,499	2,042	1,688	1,336	976	670

Total services	18,583	16,924	15,668	14,431	13,102	11,667	10,510	9,466

Total net revenue	42,733	35,102	31,339	28,585	31,819	26,344	24,554	21,518
Cost of revenue:
Products and license	$2,540	$1,894	$2,446	1,876	$2,338	$2,064	$2,274	1,854
Services	6,031	5,396	5,098	4,415	4,036	3,466	3,139	2,733

Total cost of revenue	8,571	7,290	7,544	6,291	6,374	5,530	5,413	4,587

Gross profit	34,162	27,812	23,795	22,294	25,445	20,814	19,141	16,931
Operating expenses:
Research and development	$7,827	$6,725	$6,646	6,358	$5,483	$5,154	$4,925	4,993
Sales and marketing	25,537	20,135	18,281	17,547	16,769	13,218	11,926	11,596
General and administrative	10,759	4,697	4,597	4,383	4,035	4,104	3,739	3,493

Total operating expenses	44,123	31,557	29,524	28,288	26,287	22,476	20,590	20,082

Loss from operations	(9,961)	(3,745)	(5,729)	(5,994)	(842)	(1,662)	(1,449)	(3,151)
Other income (expense), net	(136)	113	(55)	(47)	(117)	(67)	11	(70)

Loss before provision for income taxes	(10,097)	(3,632)	(5,784)	(6,041)	(959)	(1,729)	(1,438)	(3,221)
Provision for income taxes	74	288	261	154	(97)	262	227	153

Net loss	(10,171)	(3,920)	(6,045)	(6,195)	(862)	(1,991)	(1,665)	(3,374)
Loss attributable to noncontrolling interest	742	145	130	136	138	132	132	103

Net loss attributable to Imperva, Inc. stockholders	$(9,429)	$(3,775)	$(5,915)	$(6,059)	$(724)	$(1,859)	$(1,533)	$(3,271)

Net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	$(0.38)	$(0.15)	$(0.24)	$(0.25)	$(0.03)	$(0.08)	$(0.07)	$(0.15)

Weighted-average shares used to compute net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	24,722	24,453	24,171	23,905	23,605	23,160	22,583	22,304

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERVA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited Imperva, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Imperva, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Imperva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Imperva, Inc. and subsdiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited the accompanying consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperva, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imperva, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2014

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,704	$59,201
Short-term investments	38,381	43,126
Restricted cash	34	591
Accounts receivable, net of allowance for doubtful accounts of $410 and $ 412 as of December 31, 2013 and 2012, respectively	44,446	35,576
Inventory	512	328
Deferred tax assets	341	597
Prepaid expenses and other current assets	3,972	4,356

Total current assets	164,390	143,775
Property and equipment, net	5,475	5,515
Severance pay fund	4,140	3,150
Restricted cash	1,252	753
Deferred tax assets	42	—
Other assets	1,192	764

TOTAL ASSETS	$176,491	$153,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,948	$3,789
Accrued compensation and benefits	12,930	9,258
Accrued and other current liabilities	3,961	4,323
Deferred revenue	40,337	33,609

Total current liabilities	61,176	50,979
Other liabilities	1,993	2,638
Deferred revenue	22,715	12,682
Accrued severance pay	4,385	3,427

TOTAL LIABILITIES	90,269	69,726

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value—145,000,000 shares authorized, 25,206,498 and 24,296,076 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	187,957	157,989
Accumulated deficit	(98,695)	(73,517)
Accumulated other comprehensive income (loss)	(428)	861

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	88,836	85,335
Noncontrolling interest	(2,614)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	86,222	84,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,491	$153,957

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years ended December 31,
	2013	2012	2011
Net revenue:
Products and license	$72,153	$59,490	$47,600
Services	65,606	44,745	30,702

Total net revenue	137,759	104,235	78,302
Cost of revenue:
Products and license	8,756	8,530	6,711
Services	20,940	13,374	9,510

Total cost of revenue	29,696	21,904	16,221

Gross profit	108,063	82,331	62,081
Operating expenses:
Research and development	27,556	20,555	17,598
Sales and marketing	81,500	53,509	42,682
General and administrative	24,436	15,371	11,807

Total operating expenses	133,492	89,435	72,087

Loss from operations	(25,429)	(7,104)	(10,006)
Other income (expense), net	(125)	(243)	(190)

Loss before provision for income taxes	(25,554)	(7,347)	(10,196)
Provision for income taxes	777	545	662

Net loss	(26,331)	(7,892)	(10,858)
Loss attributable to noncontrolling interest	1,153	505	589

Net loss attributable to Imperva, Inc. stockholders	$(25,178)	$(7,387)	$(10,269)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(1.04)	$(0.32)	$(1.34)

Shares used in computing net loss per share of common stock, basic and diluted	24,300,198	22,916,426	7,674,554

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2013	2012	2011
Net loss	$(26,331)	$(7,892)	$(10,858)
Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	(172)	227	(57)
Net change in unrealized gains and losses on hedging instruments	(1,117)	1,250	(1,011)

	(1,289)	1,477	(1,068)

Comprehensive loss	(27,620)	(6,415)	(11,926)
Comprehensive loss attributable to noncontrolling interest	1,153	505	589

Comprehensive loss attributable to Imperva, Inc. stockholders	$(26,467)	$(5,910)	$(11,337)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit)
Balance as at December 31, 2010	10,761,511	$53,442	6,143,018	$1	$3,340	$(55,861)	$452	$(351)	$(52,419)
Initial public offering shares issued, net of issuance costs	—	—	5,500,000	—	86,245	—	—	—	86,245
Exercise of warrant on preferred shares	9,721	178	—	—	—	—	—	—	—
Conversion of preferred shares	(10,771,232)	(53,620)	10,771,232	1	53,620	—	—	—	53,621
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	129	—	—	—	129
Issuance of common stock upon exercise of stock options	—	—	473,916	—	1,145	—	—	—	1,145
Issuance of common stock upon early exercise of stock options	—	—	90,000	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	1,046	—	—	—	1,046
Stock-based compensation	—	—	—	—	1,727	—	—	—	1,727
Purchase of additional ownership interest in Incapsula, Inc.	—	—	—	—	(167)	—	—	167	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(57)	—	(57)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	—	(10,269)	—	(589)	(10,858)

Comprehensive loss									(11,926)

Balance as at December 31, 2011	—	—	22,978,166	2	147,085	(66,130)	(616)	(773)	79,568
Issuance of common stock upon exercise of stock options	—	—	1,272,940	—	3,093	—	—	—	3,093
Vesting of restricted stock	—	—	—	—	881	—	—	—	881
Stock-based compensation	—	—	—	—	5,968	—	—	—	5,968
Issuance of common stock in connection with employee stock purchase plan	—	—	44,970	—	1,117	—	—	—	1,117
Income tax benefit from employee stock option exercises	—	—	—	—	19	—	—	—	19
Purchase of additional ownership interest in Incapsula, Inc.	—	—	—	—	(174)	—	—	174	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	227	—	227
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,250	—	1,250
Net loss	—	—	—	—	—	(7,387)	—	(505)	(7,892)

Comprehensive loss									(6,415)

Balance as at December 31, 2012	—	—	24,296,076	2	157,989	(73,517)	861	(1,104)	84,231
Issuance of common stock, net of repurchases	—	—	806,226	—	3,544	—	—	—	3,544
Vesting of restricted stock	—	—	—	—	801	—	—	—	801
Stock-based compensation	—	—	—	—	22,494	—	—	—	22,494
Issuance of common stock in connection with employee stock purchase plan	—	—	96,502	—	2,772	—	—	—	2,772
Exercise of warrant	—	—	7,694	—		—	—	—	—
Sale of ownership interest in Incapsula, Inc.	—	—	—	—	357	—	—	(357)	—
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(172)	—	(172)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	—	—	(25,178)	—	(1,153)	(26,331)

Comprehensive loss									(27,620)

Balance as at December 31, 2013	—	$—	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(26,331)	$(7,892)	$(10,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,642	1,841	1,540
Stock-based compensation	22,494	5,968	1,727
Revaluation of convertible preferred stock warrant liability	—	—	238
Amortization of premiums/accretion of discounts on short-term investments	639	496	—
Excess tax benefits from share-based compensation	—	(19)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,870)	(9,840)	(12,572)
Inventory	(184)	114	(55)
Prepaid expenses and other assets	(1,161)	(2,174)	(95)
Accounts payable	159	255	1,019
Accrued compensation and benefits	3,672	1,767	1,623
Accrued and other liabilities	(206)	703	(622)
Severance pay (net)	(32)	169	(60)
Deferred revenue	16,761	13,366	11,707
Deferred tax assets	214	(286)	(121)
Other	—	(1)	(8)

Net cash provided by (used in) operating activities	9,797	4,467	(6,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(38,021)	(58,158)	(2,948)
Proceeds from sales/maturities of short-term investments	42,162	16,305	2,611
Net purchases of property and equipment	(2,602)	(3,330)	(1,465)
Purchase of other assets	—	(400)	—
Change in restricted cash	58	9	160

Net cash used provided by (used in) investing activities	1,597	(45,574)	(1,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	6,316	4,211	1,149
Proceeds from initial public offering, net of offering costs	—	—	86,245
Proceeds from issuance of restricted stock	—	—	963
Borrowings on revolving credit facility	—	—	4,000
Repayments of revolving credit facility	—	—	(4,501)
Excess tax benefits from share-based compensation	—	19	—

Net cash provided by financing activities	6,316	4,230	87,856

Effect of exchange rate changes on cash and cash equivalents	(207)	53	(62)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,503	(36,824)	79,615
CASH AND CASH EQUIVALENTS - Beginning of period	59,201	96,025	16,410

CASH AND CASH EQUIVALENTS - End of period	$76,704	$59,201	$96,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$25

Cash paid for income taxes	$835	$1,430	$369

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$801	$881	$1,046

Conversion of convertible preferred stock to common stock	$—	$—	$53,620

The accompanying notes are an integral part of the consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia and Europe. The Company is engaged in the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers.

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

Noncontrolling Interest

The Company has recorded a noncontrolling interest in its consolidated balance sheets, consolidated statements of operations, comprehensive loss and convertible preferred stock and stockholders’ equity (deficit) for the 19%, 15%, and 18% ownership interest of the minority owners of Incapsula as of December 31, 2013, 2012 and 2011, respectively. Changes to the ownership interest in Incapsula held by the minority owners are accounted for as equity transactions in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as the Company obtained control of Incapsula on November 5, 2009.

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

Concentration of Supply Risk

The Company relies on a single third party to manufacture its hardware appliances, and purchases its hardware appliances through such third party’s value-added resellers. Quality or performance failures of the Company’s products or changes in the Company’s suppliers’ financial or business condition could disrupt the Company’s ability to supply quality products to its customers and thereby have a material adverse effect on its business and consolidated financial statements.

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

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to reduce its exposure to foreign currency rate changes for operating expenses that are forecasted to be incurred in currencies other than U.S. dollars. The Company records all of its derivative instruments at their gross fair value on the consolidated balance sheets. The Company classifies its cash flows from derivative financial instruments as operating activities.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For forward foreign currency exchange contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss resulting from changes in the fair value of the derivative instruments is accounted for in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and reclassified into operating expenses in the consolidated statements of operations in the period or periods during which the hedged transaction affects earnings. As of December 31, 2013, there were no outstanding forward foreign currency exchange contracts thus no derivative gains or losses were included in accumulated other comprehensive loss. The ineffective portion of the gain or loss resulting from the change in fair value is recognized in other income (expense), net in the consolidated statements of operations.

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

Restricted Cash

The Company has restricted cash pledged as collateral representing a security deposit required for a facility lease, and collateral for the Company’s contract manufacturer in regards to the Company’s obligation to purchase inventory. As of December 31, 2012, the Company had classified $591,000 of restricted cash as a current asset relating to inventory purchase commitments. In addition, as of December 31, 2013 and 2012, the Company has classified $1.3 million and $753,000, respectively, of security deposit as non-current assets relating to its facility lease arrangement.

Inventory

Inventory consists of finished goods hardware appliances and related component parts and is stated at the lower of cost or market value determined on an average cost basis. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. For the years ended December 31, 2013, 2012 and 2011, there was no inventory write-down incurred by the Company.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2013 and 2012, the Company has not written down any of its long-lived assets as a result of impairment.

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

Multiple Element Arrangements

Most of the Company’s products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware appliances are considered non-software deliverables and are not subject to industry-specific software revenue recognition guidance.

The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on the Company’s hardware appliance, but is not considered essential to the functionality of the hardware and is, therefore, subject to the industry-specific software revenue recognition guidance. Additionally, the Company provides unspecified software upgrades for its products, on a when-and-if available basis, and hardware replacements through maintenance and support contracts. These support arrangements when sold on a stand-alone basis are subject to the industry-specific software revenue recognition guidance.

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

The Company is not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the year ended December 31, 2013 the Company had one customer that represented 10% of the Company’s total revenue. For the years ended December 31, 2012 and 2011, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2013 and 2012.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of revenue.

Research and Development Costs

Research and development costs, including direct and allocated expenses, are expensed as incurred.

Software Development Costs

The costs to develop software for sale have not been capitalized as the Company believes that the technological feasibility of the related software is not established until substantially all product development is complete.

Warranty Costs

The Company generally provides a 60-day warranty on hardware appliance products and software from the date of shipment to customers. To date, cost to repair or replace items sold to customers has been insignificant.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is included within sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, advertising expenses were not material.

Retirement Savings Plan

The Company maintains a defined contribution 401(k) retirement savings plan for its U.S. employees. Each participant in the 401(k) retirement savings plan may elect to contribute a percentage of his or her annual compensation up to a specified maximum amount allowed under U.S. Internal Revenue Service regulations. There were no employer contributions to the 401(k) retirement savings plan for the years ended December 31, 2013, 2012 and 2011.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law. The carrying value of the deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date. The Company recognized severance expense related to the Israeli severance pay law during the years ended December 31, 2013, 2012 and 2011 of $1.2 million, $1.0 million, and $1.0 million, respectively.

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

At December 31, 2013, the Company had net deferred income tax assets, related primarily to net operating loss carry forwards , deferred revenue, stock based compensation and accruals and reserves that are not currently deductible of $33.0 million, which have been partially offset by $32.7 million of valuation allowance. At December 31, 2012, the Company had net deferred income tax assets, related primarily to net operating loss carry forwards, deferred revenue, stock based compensation and accruals and reserves that are not currently deductible of $24.6 million, which have been partially offset by $24.3 million of valuation allowance.

Liability Associated with Warrants to Purchase Convertible Preferred Stock

The Company accounts for freestanding warrants to purchase shares of convertible preferred stock that are contingently redeemable as liabilities on the consolidated balance sheet at their estimated fair value because the warrants may obligate the Company to redeem these warrants at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of the convertible preferred stock are recorded through other income (expense), net in the consolidated statements of operations. In connection with our IPO, the warrants to purchase convertible preferred stock were converted into warrants to purchase common stock. Accordingly, as of December 31, 2013 and 2012, there were no outstanding warrants to purchase shares of convertible preferred stock.

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

For performance based RSUs granted to Incapsula employees which have multiple performance conditions and a market condition the Company used a Monte Carlo simulation model to determine the fair value of such awards. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. The Company updates the estimated expense, net of forfeitures, at the end of each reporting period. Based on forecasted revenue for 2014 until the actual 2014 revenue performance becomes known, the expense is recognized on an accelerated basis over the requisite service period, generally vesting period of the respective awards.

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

As of December 31, 2013 and 2012, all of the outstanding shares of Incapsula’s Series A and A-1 Convertible Preferred Stock were held by the Company.

In March 2010, the board of directors of Incapsula adopted the Incapsula 2010 Share Incentive Plan pursuant to which Incapsula may grant to its employees options to purchase shares of Incapsula’s common stock or restricted share units (RSUs). If the Company exercises the Purchase Right option discussed above, awards under the Incapsula 2010 Share Incentive Plan would be assumed by the Company, substituted with Company stock options, restricted shares or cashed out, and all outstanding awards and the Incapsula 2010 Share Plan would terminate.

In October 2013, the Company loaned $1.1 million to Incapsula at a rate of 2% with a maturity date of December 31, 2014 (“the Incapsula Loan”). In November 2013, the Company reached an agreement in principle with the major stockholders of Incapsula (other than Imperva) to acquire the remaining outstanding capital stock and assume outstanding options to acquire capital stock of Incapsula not already owned by Imperva (the “Incapsula Purchase”). The aggregate consideration for the Incapsula Purchase is to be substantially on the same terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan. Subsequent to year end, the Company entered into a binding definitive agreement with all of the Incapsula stockholders other than Imperva with respect to such acquisition, the completion of which is subject to customary closing conditions, including regulatory clearance. The Company also issued RSUs for approximately 264,878 shares of Imperva common stock with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right) less the outstanding principal and interest under the Incapsula Loan. At the same time, Incapsula issued similar RSUs for approximately 204,820 shares on an as-converted to Imperva common stock-basis, which the Company will assume in connection with the Incapsula Acquisition, in addition to the consideration for the Incapsula Purchase. These performance-based RSUs granted by Imperva and Incapsula were issued to continuing employees of Incapsula. See Note 16 (Subsequent Events) for more information regarding the Incapsula Acquisition.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,973	$—	$—	$41,973
Bank deposits	10,165		—	10,165
Commercial paper	21,948	—	1	21,947
Money market funds	2,619	—	—	2,619

Total	$76,705	$—	$1	$76,704

Short-term investments:
Corporate debt obligations	$28,220	$22	$14	$28,228
Bank deposits	10,153	—	—	10,153

Total	$38,373	$22	$14	$38,381

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,602	$—	$—	$27,602
Bank deposits	10,107		—	10,107
Commercial paper	17,748	—	3	17,745
Money market funds	3,045	—	—	3,045
Corporate debt obligations	702			702

Total	59,204	—	3	59,201

Short-term investments:
Commercial paper	$1,000	$—	$—	$1,000
Corporate debt obligations	29,040	22	—	29,062
Bank deposits	10,057	—	—	10,057
US agency securities	1,001	—	—	1,001
Mutual funds	1,847	159	—	2,006

Total	$42,945	$181	$—	$43,126

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of December 31, 2013 and 2012.

The following table sets forth the cost and estimated fair value of short-term investments based on stated effective maturities as of December 31, 2013 (in thousands):

	As of December 31, 2013
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$19,466	$19,470
Due within two years	18,907	18,911

Total	$38,373	$38,381

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the years ended December 31, 2013 and 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2013 and 2012, by level within the fair value hierarchy (in thousands):

	As of December 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$10,165	$—	$10,165
Commercial paper	—	21,947	—	21,947
Money market funds	2,619	—	—	2,619
Short-term investments:
Corporate debt obligations	$—	$28,228	$—	$28,228
Bank deposits	—	10,153	—	10,153

Total financial assets	$2,619	$70,493	$—	$73,112

	As of December 31, 2012
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$10,107	$—	$10,107
Commercial paper	—	17,745	—	17,745
Corporate debt obligations	—	702	—	702
Money market funds	3,045	—	—	3,045
Short-term investments:
Corporate debt obligations	$—	$29,062	$—	$29,062
Bank deposits	—	10,057	—	10,057
Commercial paper	—	1,000	—	1,000
US agency securities	—	1,001	—	1,001
Mutual funds	2,006	—	—	2,006

Total financial assets	$5,051	$69,674	$—	$74,725

Prepaid expenses and other current assets—Forward foreign exchange contracts	$—	$1,226	$—	$1,226

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.1 million and $3.2 million as of December 31, 2013 and 2012, respectively.

Our cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, include U.S. agency securities, investment-grade corporate bonds, term deposits and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. There was no transfer between Level 1, Level 2 and Level 3 during the years ended December 31, 2013 and 2012.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Asset as of December 31,
	2013		2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships -
Forward foreign exchange contracts included in prepaid expenses and other current assets	$—	$—	$20,513	$1,117
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships -
Forward foreign exchange contracts included in prepaid expenses and other current assets	$—	$—	$2,296	$109

Gains (losses) on derivative instruments accounted for as hedges and their classification on the consolidated statement of operations, are presented in the following tables (in thousands):

	2013	2012	2011
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$730	$1,304	$—
Losses recognized in OCI (a)	(18)	(225)	(1,231)
Gains recognized from accumulated OCI into net loss (b)	1,829	—	220
Losses recognized from accumulated OCI into net loss (b)	—	(598)	—
Losses recognized in net loss (c)	—	(5)	(38)

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (d)	71	181	—
Losses recognized in net loss (d)	$(60)	$(121)	$—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other income (loss), into net loss, of which $117, $(45) and $16 were recognized within cost of sales for the years ended December 31, 2013, 2012 and 2011, respectively, and $1,712, $(553), and $204 were recognized within operating expenses for the year ended December 31, 2013, 2012 and 2011, respectively. All amounts are reflected with the respective consolidated statement of operations.
(c)	Ineffective portion and amount excluded from effectiveness testing classified in other income (expense), net.
(d)	Classified in other income (expense), net.

6. Consolidated Balance Sheet Components

Accounts Receivable Allowance for Doubtful Accounts

The allowance for doubtful accounts is comprised of the following activity (in thousands):

	Years Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts, beginning balance	$412	$225	$407
Charged to costs and expenses	46	269	202
Recoveries	—	—	(37)
Deductions (write-offs)	(48)	(82)	(347)

Allowance for doubtful accounts, ending balance	$410	$412	$225

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid expenses	$2,632	$1,646
Derivative asset	—	1,226
Prepaid income taxes	786	631
Interest receivable	268	326
Other	286	527

Total prepaid and other current assets	$3,972	$4,356

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2013	2012
Computers and related equipment	$8,989	$7,088
Office furniture and equipment	1,403	1,438
Leasehold improvements	2,773	2,670

Total property and equipment	13,165	11,196
Less: accumulated depreciation and amortization	(7,690)	(5,681)

Total property and equipment, net	$5,475	$5,515

Depreciation and amortization expense totaled $2.6 million, $1.8 million and $1.5 million, and for the years ended December 31, 2013, 2012 and 2011, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2013	2012
Salary and related benefits	$4,399	$2,761
Accrued vacation	4,122	3,373
Accrued incentive payments	4,409	3,124

Total accrued compensation and benefits	$12,930	$9,258

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued expenses	$2,295	$2,602
Income tax payable	325	396
Short-term deferred rent	226	65
Short-term stock repurchase liability	521	801
Other	594	459

Total accrued and other current liabilities	$3,961	$4,323

Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Stock repurchase liability	$857	$1,377
Long-term deferred rent	725	716
Other	411	545

Total other long-term liabilities	$1,993	$2,638

7. Other Income (Expense), net

Other income (expense), net is comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Other Income:
Interest income	$386	$460	$28
Forward foreign exchange contract gains, net	12	—	—
Foreign currency exchange gains, net	—	—	203

Total	398	460	231
Other Expense:
Convertible preferred stock warrant liability losses	—	—	(238)
Forward foreign exchange contract losses, net	—	(19)	(39)
Foreign currency exchange losses, net	(373)	(497)	—
Other	(150)	(187)	(144)

Total	(523)	(703)	(421)

Total other income (expense), net	$(125)	$(243)	$(190)

8. Debt

Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for maximum borrowing capacity of up to $6.0 million as of December 31, 2013. As of December 31, 2013 and 2012, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of December 31, 2013, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2013 to 2018. Future minimum payments under these facility operating leases are as follows as of December 31, 2013 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2014	$4,693	$578
2015	2,338	244
2016	2,390	82
2017	1,917	—
2018	272	—

Total	$11,610	$904

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $2.1 million, and $1.9 million, respectively.

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

As of December 31, 2013, 2012 and 2011 the Company has $1.3 million, $753,000 and $666,000, respectively, in restricted deposits to secure bank guarantees provided to the lessor.

Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $80,000 as of December 31, 2013. Motor vehicle lease expenses for the years ended December 31, 2013, 2012 and 2011 were $2.4 million, $2.2 million and $2.1 million, respectively.

Purchase Commitments

As of both December 31, 2013 and 2012, the Company had purchase commitments of $3.2 million to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

The Company also provided stand-by letters of credit to its vendors to secure its obligation to purchase the inventory. As of December 31, 2012 the Company had $562,000 of restricted deposits to secure the stand-by letters of credit provided. There were no restricted deposits related to inventory as of December 31, 2013.

Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material litigation; however, the Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of intellectual property rights. While the outcome of these matters is remote, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

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

10. Capital Stock

Common Stock Reserved for Issuance

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2013	2012
Issuance upon exercise of common stock warrant	—	8,333
Issuance in connection with outstanding stock options	1,675,506	1,989,237
Issuance in connection with restricted stock units outstanding	1,044,651	446,915
Reserved for future stock option and restricted stock unit grants	1,847,752	1,967,336
Reserved for future issuance under the employee stock purchase plan	831,271	684,812

	5,399,180	5,096,633

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

2011 Stock Option and Incentive Plan

On September 9, 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaces the 2003 Plan as the Board has decided not to grant any additional awards under that plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, any reserved but unissued shares under the 2003 Stock Plan will be added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. As of December 31, 2013, there were 1,847,752 shares available for grant under the 2011 Plan. On January 1, 2014 and January 1, 2013, the share reserve under the 2011 Plan was automatically increased by 1,008,260 and 971,843 shares, respectively.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years. The Company began granting RSUs in February 2012, which generally vest either over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period. . Additionally, in conjunction with the Incapsula Acquisition, the Company granted performance-based restricted stock units to an employee of Incapsula for approximately 264,878 shares of Company common stock (Refer to Note 2).

2011 Employee Stock Purchase Plan

On September 9, 2012, the Board of Directors adopted the 2011 Employee Stock Purchase Plan (the “ESPP”) which was subsequently approved by the Company’s stockholders. The ESPP took effect on the effective date of the registration statement for the Company’s IPO. The ESPP permits eligible employees to acquire shares of the Company’s common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Each offering period may run for no more than 24 months and consist of no more than five purchase periods. The purchase price for shares of our common stock purchased under the ESPP will be 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the last trading day of the applicable purchase period within that offering period.

The Company has initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of our stockholders. On January 1, 2014 and 2013, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 252,065 and 242,961 shares, respectively.

Incapsula 2010 Share Incentive Plan

In March 2010, Incapsula’s board of directors adopted the Incapsula 2010 Share Incentive Plan (the “Incapsula Plan”), pursuant to which Incapsula may grant to its employees and service providers options to purchase shares of its common stock, restricted shares, or restricted share units. The total number of shares of common stock that were initially reserved for grant under the Incapsula Plan was 4,733,333 in the aggregate, subject to certain adjustments. In November 2013, the board of directors of Incapsula approved an increase in the number of shares reserved for grant under the Incapsula Plan to 10,263,211 in the aggregate. The increase in shares reserved was in conjunction with the issuance of performance-based restricted share awards as part of the Incapsula Acquisition further discussed in Note 2.

In November 2013, the board of directors of Incapsula approved the grant of restricted stock units for 7,095,461 shares of Incapsula’s common stock (“Incapsula RSUs”). If the closing of the Incapsula Acquisition occurs, the Incapsula RSUs will be assumed and replaced by RSUs for Company Common Stock issued to continuing employees of Incapsula. The Incapsula RSU’s vest according to performance-based vesting terms tied to 2014 revenue for Incapsula and Incapsula-related products and services, which are expected to convert into approximately 204,820 shares of Company Common Stock at the same exchange ratio applicable to the Incapsula Acquisition. In addition to performance conditions, the awards are dependent on future market price of Imperva’s common stock, which is deemed a market condition under ASC 718.

The following table summarizes option and performance-based restricted share unit activity under the Incapsula Plan and related information:

	Shares Available for Grant	Number of Performance- based Restricted Share Units Outstanding	Number of Stock Options Outstanding	Weighted Average Exercise Price of Stock Options Oustanding
Outstanding—December 31, 2010	3,589,333	—	1,144,000	$0.01
Granted	(1,050,000)	—	1,050,000	0.18
Exercised	—	—	(37,500)	0.11
Forfeited	382,500	—	(382,500)	0.16

Outstanding—December 31, 2011	2,921,833	—	1,774,000	$0.08
Granted	(232,500)	—	232,500	0.25
Exercised	—	—	(105,625)	0.15
Forfeited	64,375	—	(64,375)	0.18

Outstanding—December 31, 2012	2,753,708	—	1,836,500	$0.10
Additional shares authorized	5,529,878	—	—	—
Granted, performance RSUs	(7,095,461)	7,095,461	—	—
Granted, stock options	(1,240,000)	—	1,240,000	0.58
Exercised/Released	—	—	(1,128,438)	0.02
Forfeited	141,562	—	(141,562)	0.22

Outstanding—December 31, 2013	89,687	7,095,461	1,806,500	$0.47

The following table summarizes option activity under the 2003 Plan and the 2011 Plan and related information:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted Average Exercise Price
Outstanding—December 31, 2010	2,763,908	$1.90	8.09	$4,999
Granted	1,067,050	9.74
Exercised or released	(563,916)	3.73
Cancelled or forfeited	(396,037)	4.02

Outstanding—December 31, 2011	2,871,005	4.15	7.86	88,012
Granted	698,240	31.80
Exercised or released	(1,272,941)	2.41
Cancelled or forfeited	(307,067)	9.98

Balances—December 31, 2012	1,989,237	14.08	8.09	35,513
Granted	631,775	36.55
Exercised or released	(687,719)	6.94
Cancelled or forfeited	(257,787)	25.11

Balances—December 31, 2013	1,675,506	$23.78	8.01	$40,813

Vested and expected to vest—December 31, 2013	1,454,729	$23.08	7.93	$36,463

Exercisable—December 31, 2013	512,536	$12.87	6.85	$18,074

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2013 is summarized below:

Exercise Prices	Options Outstanding			Options Exercisable
	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Shares Subject to Stock Options	Weighted Average Exercise Price per Share

$0.72 to $9.04	474,906	6.26	$3.29	302,269	$2.70
$9.05 to $17.35	107,947	7.65	$10.70	33,116	$10.70
$17.36 to $25.67	44,064	7.92	$25.61	18,461	$25.61
$25.68 to $33.99	498,384	8.45	$31.34	147,217	$30.73
$34.00 to $42.30	477,785	9.12	$35.71	11,473	$37.23
$42.31 to $50.62	72,420	9.69	$45.87	—	$—

	1,675,506	8.01	$23.78	512,536	$12.87

RSU Activity

A summary of RSU activity for the year ended December 31, 2013, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted— Average Grant Date Fair Value
Unvested—December 31, 2011	—	$—
Granted	458,790	31.24
Released	—	—
Cancelled or expired	(11,875)	32.88

Unvested—December 31, 2012	446,915	$31.20
Granted	577,528	36.94
Granted, performance RSUs	264,878	20.76
Released	(149,531)	30.64
Cancelled or expired	(95,139)	34.30

Unvested—December 31, 2013	1,044,651	$31.64

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$1,440	$469	$118
Research and development	3,660	1,227	130
Sales and marketing	8,537	2,543	412
General and administrative	8,857	1,729	1,067

Total stock-based compensation expense	$22,494	$5,968	$1,727

Determining the Fair Value of RSUs, Performance RSUs, Stock Options, and ESPP

The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The fair value of RSUs granted to Incapsula employees which have multiple performance conditions and a market condition is determined by the Company using a Monte Carlo simulation model. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. The Company updates the estimated expense, net of forfeitures, at the end of each reporting period. Based on forecasted revenue for 2014 until the actual 2014 revenue performance becomes known, the expense is recognized on an accelerated basis over the requisite service period, generally vesting period of the respective awards.

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

A summary of the weighted-average assumptions is as follows:

	Years Ended December 31
	2013	2012	2011
Stock option grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.2%	1.0%	1.7%
Expected term (in years)	6.1	6.0	5.4
Expected volatility	46%	48%	49%

ESPP grants:
Dividend rate	0%	0%	—
Risk-free interest rate	0.1%	0.1%	—
Expected term (in years)	0.5	0.5	—
Expected volatility	27%	39%	—

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2013, 2012 and 2011 was $16.48, $14.54, and $5.03 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees during the years ended December 31, 2013, 2012 and 2011 was $7.3 million, $10.1 million, and $5.4 million, respectively. The aggregate grant date fair value of the Company’s stock options vested during the years ended December 31, 2013, 2012, and 2011 was $4.6 million, $2.1 million, and $1.5 million, respectively. The fair value of the Company’s restricted stock units vested during the year ended December 31, 2013 was $6.0 million. There were no restricted units that vested for the years ended December 31, 2012 and 2011.

The aggregate intrinsic value of options exercised under the Plan was $23.2 million, $34.6 million, and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the deemed fair value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options at the date of exercise.

As of December 31, 2013, total compensation cost related to unvested stock-based awards granted to employees under the Plan, but not yet recognized, was $10.6 million, net of estimated forfeitures. As of December 31, 2013, this cost will be amortized to expense over a weighted-average remaining period of 2.3 years, and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan were $6.3 million, $4.2 million, and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. There was no capitalized stock-based compensation cost during the years ended December 31, 2013, 2012 and 2011. Recognized stock-based compensation tax benefits during the year ended December 31, 2012 was $19,000. There was no recognized stock-based compensation tax benefit during the years ended December 31, 2013 and 2011.

Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, 290,062 and 448,279 shares of restricted common stock, respectively, held by the Company’s CEO were unvested and subject to repurchase by the Company.

Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The total amount received in exchange for these shares of $1.1 million has been included in other liabilities in the accompanying consolidated balance sheet and is reclassified to equity as the shares vest. As of December 31, 2013 and 2012, 45,000 and 82,500 shares were unvested amounting to $1.4 million and $2.2 million in other liabilities, respectively.

11. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Years ended December 31,
	2013			2012			2011
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$691	$170	$861	$(559)	$(57)	$(616)	$452	$—	$452
Other comprehensive income (loss) before reclassifications	712	34	746	652	284	936	(1,231)	(55)	(1,286)
Amounts reclassified to net loss	(1,829)	(206)	(2,035)	598	(57)	541	220	(2)	218

Change in other comprehensive income (loss)	(1,117)	(172)	(1,289)	1,250	227	1,477	(1,011)	(57)	(1,068)

Balance at December 31	$(426)	$(2)	$(428)	$691	$170	$861	$(559)	$(57)	$(616)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the years 2013, 2012, and 2011 (in thousands):

	Year ended December 31,
	2013			2012			2011
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$712	$—	$712	$1,079	$427	$652	$(1,231)	$—	$(1,231)
Reclassification adjustments(1)	(1,829)	—	(1,829)	598	—	598	220	—	220

Unrealized gains (losses) on cash flow hedges, net	(1,117)	—	(1,117)	1,677	427	1,250	(1,011)	—	(1,011)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	34	—	34	291	7	284	(55)	—	(55)
Reclassification adjustments(2)	(206)	—	(206)	(57)	—	(57)	(2)	—	(2)

Unrealized gains (losses) on investments:	(172)	—	(172)	234	7	227	(57)	—	(57)

Other comprehensive income (loss)	$(1,289)	$—	$(1,289)	$1,911	$434	$1,477	$(1,068)	$—	$(1,068)

(1)	Refer to note 5 for the affected line items in the consolidated statement of operations.
(2)	Amount included in other income (expense), net, in the consolidated statement of operations.

12. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(28,831)	$(9,373)	$(12,747)
Foreign	3,277	2,026	2,551

Loss before provision for taxes	$(25,554)	$(7,347)	$(10,196)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$—	$51	$—
State	127	47	63
Foreign	700	889	618

Total current provision	827	987	681
Deferred
Federal	—	(386)	—
State	—	(49)	—
Foreign	(50)	(7)	(19)

Total deferred provision	(50)	(442)	(19)

Total	$777	$545	$662

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax benefit at federal statutory tax rate	$(8,688)	$(2,497)	$(3,465)
Tax benefit at state statutory tax rate	(829)	(282)	(390)
Tax benefit resulting from “Beneficiary Enterprise”	—	(95)	(191)
Foreign tax rate differential	(705)	(232)	(302)
Foreign repatriation	—	179	—
Unbenefitted loss of consolidated investment	2,402	1,193	1,026
Change in valuation allowance	7,400	1,373	3,072
Meals and entertainment	197	162	145
Warrants fair value adjustment	—	—	95
Stock compensation	810	497	543
Nondeductible expenses and other	190	247	129

Provision for income taxes	$777	$545	$662

Basic net loss per share amounts of benefits resulting from Beneficiary Enterprise Status	$—	$—	$0.02

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Reserves and accruals	$1,345	$1,169
Deferred revenue	4,297	5,642
Stock-based compensation	7,042	1,470
Net operating loss carryforwards	20,361	17,530
Other	194

Gross deferred tax assets	33,239	25,811
Valuation allowance	(32,656)	(24,266)

Deferred tax assets	583	1,545

Deferred tax liabilities:
Stock-based compensation	(166)	(314)
Depreciation and amortization	(31)	(497)
Gain on OCI	(2)	(435)

Total deferred tax liabilities	(200)	(1,246)

Net deferred tax assets	$383	$299

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $8.4 million, $1.8 million, and $3.1 million in the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $82.6 million and $65.3 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2023 through 2033 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2018 through 2033.

The Company uses the “with-and-without” approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2013, the amount of such excess tax benefits from stock options included in deferred tax assets for federal and state net operating losses were $28.9 million and $21.8 million, respectively. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the statement of operations.

Net operating loss carryforwards reflected above may be subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. For 2013, 2012, and 2011 the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $9.8 million, $7.2 million and $5.6 million, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation.

As of December 31, 2013 and 2012, the Company had gross unrecognized tax benefits of approximately $353,000 and $239,000, respectively, all of which would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2013 and 2012, the Company accrued interest of $22,000 and $7,000 in income tax expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$239	$267	$171
Additions based on tax positions taken during the current period	134	141	96
Reductions based on tax positions taken during a prior period	(20)	(169)	—

Balance at December 31	$353	$239	$267

The Company’s material income tax jurisdictions are the United States (federal),, California and Israel. The Israeli Tax Authorities have now settled the audit of income tax returns of the Israeli subsidiary for the tax years 2006 through 2010. As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2002 and forward for federal purposes and 2003 and forward for California purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

The Company’s Israeli subsidiary’s research and development intercompany services have a “Beneficiary Enterprise” status for a separate investment program that was elected by the Israel subsidiary under the Law for Encouragement of Capital Investments, 1959 (the “Investments Law”), which was amended on April 1, 2005. Undistributed Israeli income derived from its “Beneficiary Enterprise” program entitles the Israeli subsidiary to a tax exemption for a period of two years and to a reduced tax rate of 10%—25% for an additional period of five to eight years (depending on the level of non-Israeli investment in the Company). These tax benefits are subject to a limitation of 12 years from activation of the program.

The entitlement to the above benefits is conditional upon the Israeli subsidiary fulfilling the conditions stipulated by the Investments Law and regulations published there under.

Through December 31, 2012, the Israeli subsidiary had $2.4 million of tax exempt income attributed to its Beneficiary Enterprise program (“exempt profits”). If such exempt profits are distributed as dividends, in a merger or a regular distribution or upon complete liquidation of the Israeli subsidiary, it would be taxed at the corporate tax rate applicable to such profits and an income tax liability of up to $0.6 million would be incurred as of December 31, 2012.

According to a temporary provision of the Investment Law, the Israeli subsidiary has paid a onetime payment in November 2013 of approximately $0.2 million to the Israeli Tax Authority for the purpose of “releasing” the exempt profits (10% of the exempt profits).

In December 2010 the “Knesset” (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), which prescribes, among others, amendments in the Investment Law (the “Amendment”). The Amendment became effective as of January 1, 2011. According to the Amendment, a flat tax rate applies to the Israeli subsidiary’s R&D activities as follows: 2011 and 2012—15%, 2013 and 2014—12.5% and in 2015 and thereafter—12%. The Israeli subsidiary fully adopted the provisions of the Amendment in 2012.

On July 30, 2013, the Knesset approved an amended Economic Plan for 2013-2014 (“Amended Budget Law”) to raise the Israeli corporate tax rate from 25% to 26.5%, in addition to increasing the flat tax rate applicable to the Israeli subsidiary’s R&D activities starting in 2014 to 16%. Activities other than R&D will be taxed at the rate of 26.5%.

13. Segment Information

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

The following table presents a summary of our operating segments (in thousands):

	Years Ended December 31,
	2013	2012	2011
Imperva:
Net revenue	$134,691	$103,410	$78,214
Operating loss	(18,853)	(4,119)	(7,436)
Provision for income tax	740	527	646
Net loss	(19,874)	(4,757)	(8,144)
Depreciation and amortization	2,298	1,703	1,529
Stock-based compensation	19,559	5,947	1,706
Total assets	$174,554	$149,998	$130,742

Incapsula:
Net revenue	$3,068	$825	$88
Operating loss	(6,576)	(2,985)	(2,570)
Provision for income tax	37	18	16
Net loss	(6,457)	(3,135)	(2,714)
Depreciation and amortization	344	138	11
Stock-based compensation	2,935	21	21
Total assets	$1,937	$3,959	$2,800

The Company’s services revenue was comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Maintenance and support	$44,353	$33,647	$24,497
Professional services and training	9,890	6,428	4,730
Subscriptions	11,363	4,670	1,475

Total net services revenue	$65,606	$44,745	$30,702

The Company’s revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Americas	$83,736	$61,588	$47,851
EMEA	33,183	24,958	18,464
APAC	20,840	17,689	11,987

Total net revenue	$137,759	$104,235	$78,302

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2013	2012	2011
United States	$3,039	$2,851	$1,815
Israel	2,422	2,642	2,196
Other	14	22	15

Total long-lived assets	$5,475	$5,515	$4,026

14. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net loss attributable to Imperva, Inc. stockholders	$(25,178)	$(7,387)	$(10,269)
Shares used in computing net loss per share of common stock, basic and diluted	24,300,198	22,916,426	7,674,554
Net loss per share of common stock, basic and diluted	$(1.04)	$(0.32)	$(1.34)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
Stock options to purchase common stock	1,675,506	1,989,237	2,871,005
Restricted stock units for common stock	1,044,651	446,915	—
Restricted shares of common stock subject to repurchase	335,062	530,779	733,995
Common stock warrants	—	8,333	8,333

15. Related Party Transaction

The Company indirectly sells its products, licenses and services through a third party to Seagate Technology, a President of which is also director of the Company. Net revenues recorded from indirect sales to Seagate Technology were approximately $0.1 million for the year ended December 31, 2013. Net revenues for the year ended December 31, 2012 was approximately $0.4 million and there was no revenue for the year ended December 31, 2011. As of December 31, 2013, Imperva had accounts receivable of $19,000 from the reseller for the indirect sales to Seagate.

16. Subsequent Events

Acquisition of Certain Assets and Liabilities of Tomium Software, LLC.

On January 30, 2014, the Company acquired certain assets and liabilities of Tomium Software, LLC (“Tomium”), a private company based in Texas. Tomium is a provider of real-time mainframe security auditing agents. The purchase price of approximately $8.1 million includes approximately $4.7 million in cash as well as 60,556 shares of Company common stock valued at approximately $3.4 million. Imperva assumed a facility lease and certain liabilities of Tomium. Management is currently evaluating the purchase price allocation for this transaction.

Acquisition of SkyFence Networks, Ltd.

On February 7, 2014, we acquired SkyFence Networks Ltd. (“SkyFence”), a private company based and incorporated in Israel. SkyFence is a developer of a solution which allows real time visibility and control over corporate use of SaaS applications, which enforces security policy, protects sensitive data from external and inside threats, as well as ensures compliance with standards. Per the terms of the agreement (as amended) with SkyFence and its security holders, we purchased all of the outstanding shares of capital stock of SkyFence in exchange for approximately $16.1 million in cash, 884,422 shares of Company common stock valued at approximately $52.3 million and the assumption of stock options exercisable for an aggregate of up to 24,248 shares of our common stock, for total consideration of approximately $69.8 million.

The Company’s CEO and Chief Technology Officer were both SkyFence shareholders, owning 42.67% and 3.16%, respectively of the outstanding fully diluted stock of SkyFence. In that capacity, they received similar percentages of the SkyFence consideration in the form of (i) with respect to the CEO, cash and shares of Company common stock and (ii) with respect to the Chief Technology Officer, shares of Company common stock.

Acquisition of Incapsula, Inc.

On February 11, 2014, the Company entered into an agreement with Incapsula and its security holders to acquire the remaining interest in Incapsula not already owned by Imperva in exchange for approximately $8.1 million in Company common stock in addition to the assumption of Incapsula options outstanding and conversion into options to purchase Company common stock. For purposes of determining the exchange ratio and number of shares to be issued at closing, each share of Company stock issued as part of the consideration will have an ascribed value equal to the average closing price of Company stock for the ten (10) trading days ending on the third day prior to the closing, with the maximum and minimum values ascribed being subject to an upper and lower price collar of $47.10 and $31.40, respectively. The Company also agreed to assume the Incapsula RSUs for performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services, which are expected to convert into approximately 180,890 shares of Company common stock. The Incapsula consideration is net of certain deductions, including deductions for transaction expenses and a deduction for the cancellation of the Incapsula Loan of approximately $1.1 million.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Directors

The following table lists the current members of the board of directors by class, their ages as of February 15, 2014 and current positions with Imperva. Biographical information for each director is provided below.

Name	Age	Class[1]	Position
Charles Giancarlo[2,4,5]	56	I	Director
Theresia Gouw[2,4,5]	45	II	Director
Shlomo Kramer[2]	47	III	President, Chief Executive Officer and Director
Steven Krausz [2,3,4]	59	I	Director
Albert Pimentel[3]	58	III	Director
Frank Slootman[2]	55	II	Director
David Strohm[3]	65	II	Director
James Tolonen[3,4]	64	III	Director

[1]

This year the terms of our Class III directors, currently consisting of Shlomo Kramer, Albert Pimentel and James Tolonen, will expire at the annual meeting. At the annual meeting, holders of common stock will be asked to vote on the election of three directors as Class III directors. The board of directors has nominated each of Shlomo Kramer, Albert Pimentel and James Tolonen to serve as a Class III director for a three year term that is expected to expire at our annual meeting in 2017 and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. The terms of Class III directors (if elected at the 2014 annual meeting) will expire at the 2017 annual meeting. The terms of Class I directors will expire at the 2015 annual meeting. The terms of Class II directors will expire at the 2016 annual meeting.

[2]	Member of the Acquisitions Committee.
[3]	Member of the Audit Committee.
[4]	Member of the Nominating and Corporate Governance Committee.
[5]	Member of the Compensation Committee.

Biographies

Theresia Gouw has served as a member of our board of directors since May 2002. Since February 2014, Ms. Gouw has been a Partner at Aspect Ventures, where she focuses on the new mobility space, focused primarily on consumer, social commerce, and security opportunities. From 1999 to 2014, Ms. Gouw was a Partner at Accel Partners. Ms. Gouw currently also serves as a board member of Trulia, Inc. and various private software and technology companies. Ms. Gouw holds an Sc.B. in engineering from Brown University and an M.B.A. from Stanford University.

The board of directors believes that Ms. Gouw possesses specific attributes that qualify her to serve as a director, including her substantial experience in the software and technology industry as an investment professional, an executive and a member of the boards of directors of other companies in such industries.

Charles Giancarlo has served as a member of our board of Directors since May 2013. Mr. Giancarlo is a Senior Advisor and had been a managing director of Silver Lake Partners from 2008 until 2013, a private investment firm that focuses on the technology, technology enabled and related growth industries. Prior to joining Silver Lake in 2008, he was employed by Cisco Systems, Inc., a provider of communications and networking products and services, which he joined in 1993 and where he was Executive Vice President and Chief Development Officer from 2004 to 2007. Mr. Giancarlo is also on the boards of directors of Accenture plc, a management consulting business, Avaya, Inc., a provider of business collaboration and communications solutions, ServiceNow, a provider of a comprehensive suite of cloud-based services for enterprise IT management, and various private companies. He served on the board of directors of Netflix, Inc., an online movie rental subscription service, from April 2007 until

May 2012, and Skype, a provider of internet communications software, from 2009 to 2011. Mr. Giancarlo holds a bachelor’s degree in electrical engineering from Brown University, a master’s degree in electrical engineering from the University of California at Berkeley and an M.B.A. from Harvard University.

The Board believes that Mr. Giancarlo brings extensive industry and professional experience to the Board, including his specific professional experience while at Cisco Systems, Inc.

Steven Krausz has served as a member of our board of directors since May 2003. Mr. Krausz has held various roles at U.S. Venture Partners, where he specializes in communications, internet infrastructure, networking and enterprise software investments, and is currently a Managing Member. Prior to joining U.S. Venture Partners, he held various operating roles at BTI Computes, Inc., Daisy Systems Corporation, Direct Inc. and NASA Ames Research Center. Mr. Krausz served on the board of directors of Guidewire Software, Inc., a provider of core system software to the global P&C insurance industry, from 2010 until December 2013. He was also a director of Occam Networks, Inc., from 2000 until its acquisition by Calix, Inc. in February 2011, and currently serves on the board of directors of several portfolio companies of USVP. Mr. Krausz holds a B.S. in electrical engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

The board of directors believes that Mr. Krausz possesses specific attributes that qualify him to serve as a director, including his extensive experience as an investment professional and director of various companies in the industry, as well as his technical expertise.

Shlomo Kramer is our co-founder and has served as chairman of the board of directors since our inception in April 2002 and as our President and Chief Executive Officer since May 2002. Mr. Kramer has also served as a member of the board of directors of our majority owned subsidiary, Incapsula, Inc., since 2009. Prior to founding Imperva, Mr. Kramer co-founded Check Point Software Technologies Ltd., an enterprise security software company, in 1993, where he held various executive roles through 1998 and served as a member of the board of directors through 2003. Mr. Kramer is also an active investor and current board member of a number of privately held companies in the security and enterprise software industries, and was previously a board member of Palo Alto Networks, Inc. from February 2006 to December 2012. Mr. Kramer holds a B.S. in mathematics and computer science from Tel Aviv University and an M.S. in computer science from Hebrew University of Jerusalem.

The board of directors believes that Mr. Kramer possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as our Chief Executive Officer, one of our founders and a large stockholder. The board of directors also believes that Mr. Kramer brings historical knowledge, operational expertise and continuity to the board of directors.

Albert A. Pimentel has served as a member of our board of directors since June 2010. Currently, Mr. Pimentel is President, Global Markets & Customers for Seagate Technology PLC, one of the world’s largest manufacturers of storage devices. From March 2009 until April 2011, Mr. Pimentel served on Seagate Technology PLC’s board of directors, and he served as its Executive Vice President, Chief Sales and Marketing Officer until October 2013. Mr. Pimentel has served as a member of the board of directors of Xilinx Corporation since August 2010. From May 2008 to August 2010, Mr. Pimentel also served as the Chief Operating Officer and Chief Financial Officer for McAfee, Inc., a leading company in the field of consumer and enterprise digital security products. From October 2004 to April 2008, Mr. Pimentel was the Executive Vice President and Chief Financial Officer for Glu Mobile, Inc., a global publisher of mobile games. From September 2003 to April 2004, Mr. Pimentel was the Executive Vice President and Chief Financial Officer of Zone Labs, Inc., a provider of end-point security software which was acquired by Check Point Software Technologies Ltd. in March 2004. From 2001 to 2003, Mr. Pimentel was a partner with Redpoint Ventures. Mr. Pimentel holds a B.S. in Commerce from Santa Clara University.

The board of directors believes that Mr. Pimentel possesses specific attributes that qualify him to serve as a director, including his extensive industry experience and financial and operational expertise.

Frank Slootman has served as a member of our board of directors since August 2011. Mr. Slootman currently is, and has been since May 2011, the President, Chief Executive Officer and a member of the board of directors of ServiceNow, a provider of a comprehensive suite of cloud-based services for enterprise IT management. Prior to ServiceNow, from August 2009 to December 2010, Mr. Slootman was Executive Vice President for EMC Corporation. Before that, from July 2003 to July 2009, Mr. Slootman served as President and Chief Executive Officer of Data Domain, Inc., and as one of its directors from July 2003 to July 2009. Mr. Slootman holds undergraduate and graduate degrees in economics from Erasmus University in Holland.

The board of directors believes that Mr. Slootman possesses specific attributes that qualify him to serve as a director, including his specific professional experience with enterprise software technologies while at ServiceNow, EMC Corporation and Data Domain, Inc.

David N. Strohm has served as a member of our board of directors since August 2011. Mr. Strohm has been affiliated with Greylock Partners since 1980, where he has served as a Partner since January 2001, and previously served as a General Partner from 1983 to 2001. Mr. Strohm currently also serves as a director of EMC Corporation, where he has served since 2003, VMware, Inc., where he has served since 2007, and several private companies. Mr. Strohm was previously a director of DoubleClick, Inc. from 1997 to 2005, Internet Security Systems, Inc. from 1996 to 2006, and SuccessFactors, Inc. from 2001 to November 2010. Mr. Strohm holds a B.A. from Dartmouth College and an M.B.A from Harvard Business School.

The board of directors believes that Mr. Strohm possesses specific attributes that qualify him to serve as a director, including his extensive experience as an investment professional in the industry and as a director of various companies, many of which are publicly traded.

James R. Tolonen has served as a member of our board of directors since July 2012. Mr. Tolonen served as the Senior Group Vice President and Chief Financial Officer of Business Objects, S.A., an enterprise software solutions provider, where he was responsible for its finance and administration functions commencing in January 2003 until its acquisition by SAP AG in January 2008. He remained with SAP AG until September 2008. Mr. Tolonen served as the Chief Financial Officer and Chief Operating Officer and a member of the board of directors of IGN Entertainment Inc., an Internet media and service provider focused on the videogame market, from October 1999 to December 2002. He served as President and Chief Financial Officer of Cybermedia, a PC end-user security and performance software provider, from April 1998 to September 1998, and as a member of its Board of Directors from August 1996 to September 1998. Mr. Tolonen served as Chief Financial Officer of Novell, Inc., an enterprise software provider, from June 1989 to April 1998. Mr. Tolonen also served on the board of directors of Blue Coat Systems, Inc. from May 2008 to February 2012, and Taleo Corporation from August 2010 to April 2012. Mr. Tolonen holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Tolonen is also a Certified Public Accountant.

The board of directors believes that Mr. Tolonen brings extensive financial, operational and accounting experience, including practical experience as a former chief financial officer of several security and software companies, to the Board and to the Audit Committee.

Executive Officers

Our executive officers as of February 15, 2014, and their positions, and their respective ages on that date, are:

Name	Age	Position
Shlomo Kramer	47	President, Chief Executive Officer and Director
Terrence J. Schmid	50	Chief Financial Officer and Treasurer
Amichai Shulman	44	Chief Technology Officer
Jason Forget	40	Senior Vice President, Worldwide Business Operations
Mark E. Kraynak	40	Senior Vice President, World wide Marketing
Trâm T. Phi	43	Senior Vice President, General Counsel and Secretary
Ralph Pisani	43	Senior Vice President, World wide Sales
Yaniv Shaya	43	Senior Vice President, Engineering

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. See “Item 11. Executive Compensation— Employment, Severance and Change of Control Arrangements.” Biographical information for Mr. Kramer is provided above. See “—Biographies.”

Terrence J. Schmid has served as our Chief Financial Officer and Treasurer since November 2010. Prior to that, from April 2009 to November 2010, Mr. Schmid was the Chief Financial Officer for Coremetrics, Inc. (acquired by IBM), a provider of marketing optimization software. From November 2006 to April 2009, Mr. Schmid was the Executive Vice President and Chief Financial Officer for Enterasys Networks, Inc., a provider of wired and wireless infrastructure and security solutions. Mr. Schmid holds a B.A. in economics from the University of San Francisco and an M.B.A. from Duke University.

Amichai Shulman is our co-founder and has served as the Chief Technology Officer of Imperva Ltd., our Israeli subsidiary, since May 2002. Mr. Shulman has also served as our Secretary from May 2002 to October 2010. Prior to founding Imperva, from 2000 to 2002, Mr. Shulman was a founder and Chief Technology Officer of eDvice Security Services Ltd., an application and database security consulting group. Mr. Shulman holds a B.Sc. and an M.S. in computer science from Technion, Israel Institute of Technology where he currently serves as an adjunct faculty member in the Computer Science department.

Jason Forget has served as our Senior Vice President, Worldwide Business Operations since July 2012. Prior to that, he served as our Vice President, Business Operations from July 2010 to July 2012; Vice President, Field Operations from January 2010 to July 2010; our Vice President, Corporate Sales from January 2009 to January 2010; our Senior Director, Sales Operations from January 2008 to January 2009; and our Director, Sales Operations from May 2006 to January 2008. Mr. Forget holds a B.S. in finance and marketing from Northeastern University and an M.B.A. from Bentley College.

Mark E. Kraynak has served as our Senior Vice President, Worldwide Marketing since July 2012. Prior to that, he served as our Vice President, Worldwide Marketing from December 2008 to July 2012; Senior Director, Strategic Marketing from July 2007 to December 2008; Director, Product Marketing from September 2004 to July 2007 and Senior Product Marketing Manager from June 2004 to September 2004. Mr. Kraynak has also served as a director of our subsidiary, Incapsula, Inc., since November 2009. Mr. Kraynak holds a B.Sc. in electrical engineering and a B.A. in English from Duke University and an M.F.A. in Literature from American University.

Trâm T. Phi has served as our Senior Vice President, General Counsel and Secretary since February 2012. From August 2011 to February 2012, she served as our Vice President, General Counsel and Secretary. Ms. Phi served as Vice President, General Counsel and Secretary of ArcSight, Inc., a provider of enterprise threat and risk management solutions, from January 2006 to August 2011. From September 2002 to May 2005, Ms. Phi served in various positions at InVision Technologies, Inc., a manufacturer of explosives detection systems, most recently as Senior Vice President and General Counsel, including following the acquisition of InVision by General Electric Company in December 2004. Ms. Phi holds a B.A. in political science from San Jose State University and a J.D. from the University of California, Berkeley, School of Law (Boalt Hall).

Ralph Pisani has served as our Senior Vice President, Worldwide Sales since July 2012. Prior to that, he served as our Vice President, Worldwide Sales from July 2010 to July 2012; Vice President, Americas Sales from January 2009 to July 2010; and as our Vice President, North American East Sales from February 2008 to January 2009. From August 2006 to February 2008, Mr. Pisani was the Vice President, OEM Sales for Secure Computing Corporation (acquired by McAfee, Inc.), a provider of computer security appliances. From December 2003 to August 2006, Mr. Pisani served as the Vice President of Channel and Business Development and then as Vice President of Sales, East Region for CipherTrust, Inc., an email security company (acquired by Secure Computing Corporation). Mr. Pisani holds a B.A. in business from Bentley College.

Yaniv Shaya has served as the Senior Vice President, Engineering of Imperva, Ltd., our Israeli subsidiary, since July 2012. From August 2009 to July 2012, he served as the Vice President, Engineering of Imperva, Ltd. Prior to that, from April 2005 to August 2009, Mr. Shaya was a Director of Research and Development for Mercury Interactive Corp. (acquired by Hewlett Packard Company), an IT management software and services company. Mr. Shaya holds a B.Sc. in electrical engineering from Technion, Israel Institute of Technology and an M.B.A. from Tel Aviv University.

Additional Information about our Directors and Executive Officers

There are no family relationships between any of our directors, nominees or executive officers. There are also no arrangements or understandings between any director, nominee or executive officer and any other person pursuant to which he or she has been or will be selected as a director and/or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during 2013.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investors section of our website at www.imperva.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Audit Committee

Our board of directors has established an audit committee, which operates pursuant to a separate charter adopted by our board of directors. The composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes Oxley Act of 2002, the New York Stock Exchange and SEC rules and regulations. Members serve on the audit committee until their resignation or until otherwise determined by our board.

Our audit committee is comprised of Mr. Tolonen, who is the chair of the committee, and Messrs. Krausz, Pimentel and Strohm. The composition of our audit committee meets the requirements for independence under the current New York Stock Exchange and SEC rules and regulations. Each member of our audit committee is financially literate and is independent. In addition, our audit committee includes two financial experts within the meaning of Item 407(d)(5)(ii) of Regulation S K promulgated under the Securities Act of 1933, as amended, or the Securities Act – Messrs. Pimentel and Tolonen.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by the following executive officers and places in perspective the data presented in the tables and narrative that follow:

Shlomo Kramer, our President and Chief Executive Officer;

Terrence J. Schmid, our Chief Financial Officer and Treasurer;

Jason Forget, our Senior Vice President, Worldwide Business Operations;

Mark Kraynak, Senior Vice President, Worldwide Marketing; and

Ralph Pisani, our Senior Vice President, Worldwide Sales.

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the related compensation tables as the “named executive officers.”

Compensation Philosophy and Objectives

Our compensation program for our named executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. It is also designed to link rewards to measurable corporate and individual performance. We believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and which aligns executives’ interests with those of the stockholders by rewarding performance of established goals, with the ultimate objective of improving stockholder value. A portion of the compensation should be at risk, provided such risk does not lead to excessive risk taking by the named executive officers and should vary based on our financial and operating performance as well as the named executive officers’ level of responsibility. We evaluate compensation to ensure that we maintain our ability to attract and retain talented employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, we believe executive compensation packages provided by us to our executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

We work within the framework of our pay-for-performance philosophy to determine each component of an executive’s compensation package based on numerous factors, including:

•	the individual’s particular background and circumstances, including training and prior relevant work experience, as well as historical compensation;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the individual’s performance and the performance of our business;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire and the retention risk for the individual; and

•	performance goals and other expectations for the position.

Role of Executive Officers in Compensation Decisions

The compensation of our named executive officers is determined by our compensation committee. Our CEO typically provides annual recommendations to the compensation committee and discusses with the compensation committee the compensation and performance of all executive officers, other than himself, during the first quarter. Our CEO bases his recommendations in part upon his review of the performance of our executive officers. Our compensation committee may exercise its discretion in modifying any recommended compensation adjustments or awards to executives. In addition, compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members and our CEO, but also Terrence Schmid, our CFO, and Trâm Phi, our Senior Vice President and General Counsel.

Components of Executive Compensation

Our executive officers’ compensation has had three primary components — base compensation or salary, initial equity awards and cash bonuses and equity awards under a performance-based bonus plan. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base compensation that is payable by public companies with which we believe we generally compete for executives. To this end, we review executive survey data and compensation data of peer companies annually when we review executive compensation. We utilize salary as the base amount necessary to match our competitors for executive talent. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses under our bonus plan to reward performance achievements with a time horizon of one year or less, and similarly, we utilize equity grants under our bonus plan to provide additional long-term rewards for short term performance achievements to encourage similar performance over a longer term. We utilize initial and refresh stock options and restricted stock units to reward long-term performance, with strong corporate performance and extended officer tenure producing potentially significant value for the officer.

We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as rewarding extraordinary performance. We believe that, as is common in the technology sector, equity awards are a significant compensation-related motivator in attracting and retaining employees.

Our compensation committee’s current intent is to perform at least once annually a strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives.

In early 2011 in connection with the preparation for our initial public offering, our compensation committee initially retained Compensia, a compensation consulting company, to help evaluate our compensation philosophy and provide guidance in administering our compensation program in the future. Compensia provides us with market data on a peer group of companies in the technology sector, as well as advice in the review of compensation. In October 2012, our compensation committee specifically retained Compensia to provide such data and advice in connection with the completion of 2012 and review of compensation for 2013. The information provided by Compensia is benchmarked against the compensation we offer to ensure that our compensation program is competitive. Our compensation committee plans to retain a consultant to provide similar information and advice in future years for consideration in establishing annual salary increases and additional equity grants, and in structuring our executive bonus program. We do not believe the retention of, and the work performed by, Compensia creates any conflict of interest

Base Compensation

We seek to provide each member of our senior management with a base salary that is appropriate for his roles and responsibilities, and that provides him with a level of income stability. Our compensation committee generally consults benchmark data to better inform its determination of the key elements of our compensation program in order to develop a compensation program that it believes will enable us to compete effectively for new employees and retain existing employees. In general, this benchmark data consists of compensation information from both broad-based third-party compensation surveys and peer groups. The compensation data consisted of salaries and other compensation paid by companies in these peer groups to executives in positions comparable to those held by our executive officers. Because publicly-filed compensation data is limited to the CEO, CFO and three to five most highly paid executive officers, the peer group comparisons for our named executive officers are limited to Messrs. Kramer and Schmid. While we compete for executive talent to some degree with companies that have revenues significantly in excess of those represented in the surveys and peer groups, we believe that the companies represented in the surveys and peer groups similarly compete with such larger companies and hence are an appropriate comparison for our employment market. Our compensation committee realizes that using benchmark data may not always be appropriate, but believes that it is the best alternative at this point in the life cycle of our company. In addition to benchmarking studies, our compensation committee has historically taken into account input from other sources, including input from the members of the compensation committee and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry.

For the review of compensation in connection with the completion of 2012 and determination of base and target bonus compensation for 2013, our compensation committee utilized data from Compensia based on its proprietary high-tech industry executive compensation survey, the Zviran Salary Survey for Israel-based Executives and a single peer group of companies that reflect our industry, size and growth. The Compensia survey included companies nationally with revenues from approximately $50 million to approximately $250 million and the Zviran survey included cash compensation for public companies, across all size ranges. The peer group, which was selected based on the recommendations of Compensia after it consulted with the chairman of our compensation committee and Mr. Schmid, includes Accelrys, Actuate, Bottomline Technologies, BroadSoft, FalconStor Software, Guidance Software, Keynote Systems, Limelight Networks, NIC, OPNET Technologies, PROS Holdings, SolarWinds, Sourcefire, Synchronoss Technologies and VASCO Data Security. Compensia initially proposed the makeup of the peer group based on the public company peer group utilized in the prior year, deleting one company and confirming that the remaining companies were within our criteria of systems infrastructure companies with revenues from approximately $50 million to approximately $250 million. We believe that collectively the peer groups used in 2012 were at the time representative of companies in our size range and industry that were a fair representation of the employment market in which we compete.

Our compensation committee typically targets named executive officers’ salaries at a level that was near the median of salaries of executives with similar roles at comparable companies. Our compensation committee believes that the median for base salaries is the minimum cash compensation level that would allow us to attract and retain talented officers. Our compensation committee’s choice of the foregoing salary target to apply to the data in the compensation surveys reflected consideration of our stockholders’ interests in paying what was necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash as much as practicable. We believe that, given the industry in which we operate and the corporate culture that we have created, base compensation at this level is generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. The following table shows such percentage of median salary target for each of our named executive officers.

Name and Title	Base Salary as a Percentage of Median
Shlomo Kramer, President and Chief Executive Officer	77%
Terrence J. Schmid, Chief Financial Officer and Treasurer	96%
Jason Forget, Senior Vice President, Worldwide Business Operations	109%
Mark Kraynak, Senior Vice President, Worldwide Marketing	112%
Ralph Pisani, Senior Vice President, Worldwide Sales	96%

As reflected in the table, the base salary for Mr. Kramer was significantly below the median, largely as a result of his historically low base salary compensation carrying forward from the period when we were a private company, the compensation committee’s consideration of the total compensation for Mr. Kramer and the belief of Mr. Kramer and the compensation committee that any movement toward the median for base salary should be gradual. Messrs. Forget and Kraynak’s base salary in excess of the median reflects their roles within Imperva.

We annually review our base salaries, and may adjust them from time to time based on market trends, including review of benchmark information, as well as the recognition that compensation levels are typically reviewed annually and survey information may not fully reflect changes in salary levels over time or particular acute geographic or market circumstances. We also review the applicable executive officer’s responsibilities, performance and experience. We do not provide formulaic base salary increases to our executive officers. If necessary, we also realign base salaries with market levels for the same positions in companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Cash Bonuses under Our Bonus Plan

Our cash bonus incentive plan rewards our named executive officers for meeting and exceeding short-term goals, principally relating to the achievement of performance goals set by the compensation committee after consultation with our management and the board of directors. Under our bonus plan for 2013, we pay bonuses quarterly in order to reward achievement of our operating results targets from quarter to quarter, and also have an annual bonus component to provide incentive for achievement of our annual operating results targets. The compensation committee chose revenues, operating expenses and operating income as the financial metrics for bonuses because it believed that we should reward revenue growth, but only if that revenue growth is achieved cost effectively. Likewise, it believed a “profitable company” with little or no growth was not acceptable. Thus, the compensation committee considered the chosen metrics to be the best indicators of financial success and stockholder value creation. Payments of cash bonuses are contingent upon continued employment through the actual date of payment.

We base bonuses for our CEO and other named executive officers on revenues, operating expenses and operating income. Our compensation committee believes that our executive officers have responsibility for the overall performance of Imperva as a company, with emphasis on achievement of targeted revenues and operating income. In addition, the independent directors have established separate individual performance objectives for Mr. Kramer related to accomplishment of strategic objectives and executive officer succession planning, and the compensation committee currently utilizes those only as a factor when evaluating potential changes in Mr. Kramer’s base compensation and potential discretionary equity awards under the bonus plan, and not for determining his quarterly or annual bonus. With respect to the other executive officers, the individual performance objectives are determined by our CEO and might include such objectives as budgeting and cost controls, hiring and personnel development, strategic thinking and management, and those are utilized as a factor when evaluating potential changes in the base compensation and potential discretionary equity awards under the bonus plan for such executive officers.

Under our bonus plan for 2013, each named executive officer other than Messrs. Forget and Pisani is eligible to receive a quarterly bonus equal to the sum of the Quarterly Revenues Bonus and the Quarterly Operating Expenses Bonus, each as defined below. The 2013 Bonus Plan weights Imperva’s quarterly revenues performance and Imperva’s quarterly operating expense performance equally with respect to the total bonus amount payable to each named executive officer in each quarter. The maximum quarterly bonus amount for each eligible named executive officer is set forth in the table below:

Named Executive Officer	Quarterly Bonus Amount
Shlomo Kramer	$75,000
Terrence Schmid	$28,125
Mark Kraynak	$17,500

The “Quarterly Revenues Bonus” is equal to the Quarterly Bonus Amount specified in the table above, multiplied by 50%, multiplied by the Quarterly Revenues Bonus Percentage determined as follows:

Quarterly Revenues Bonus Percentage	Percentage Achievement Relative to Quarterly Revenue Target (in accordance with the Company’s internal operating plan)
100%	≥ 100%
90%	≥ 99% and < 100%
80%	≥ 98% and < 99%
70%	≥ 97% and < 98%
0%	< 97%

The “Quarterly Operating Expenses Bonus” is equal to the Quarterly Bonus Amount specified in the table above, multiplied by 50%, multiplied by the Quarterly Operating Expenses Bonus Percentage determined as follows:

Quarterly Operating Expenses Bonus Percentage	Percentage of Expenses Relative to Quarterly Operating Expenses Target (in accordance with the Company’s internal operating plan)
100%	≤ 100%
90%	> 100% and < 101%
80%	≥ 101% and < 102%
70%	≥ 102% and < 103%
0%	≥ 103%

No cash bonus (neither a Quarterly Revenues Bonus nor a Quarterly Operating Expenses Bonus nor) will be payable under the cash bonus plan in any quarter to any named executive officer if (a) Imperva does not achieve at least 97% of its quarterly revenues target or (b) quarterly operating expenses are more than 103% of the quarterly operating expenses target.

Further, to the extent that either the Quarterly Revenues Bonus Percentage or the Quarterly Operating Expenses Bonus Percentage as determined in accordance with the paragraphs above is less than 100%, then both the Quarterly Revenues Bonus and the Quarterly Operating Expenses Bonus will be paid as if each such percentage was achieved and paid at the average of the two percentages.

In addition, under our bonus plan for 2013, each named executive officer other than Mr. Pisani is eligible to receive a supplemental annual cash bonus in the event we overachieve our annual revenues target and annual operating income target. The amount of the pool for the supplemental cash bonus (the “Aggregate Supplemental Bonus Amount”) will equal:

•	for each full percent above the annual revenues target at the 100% level, 3.5% of the excess amount above such annual revenues target; plus

•	for each full percent above the annual operating income target at the 100% level, 3.5% of the excess amount above such annual operating income target.

In the event that we meet only the annual revenues target but not the annual operating income target, or vice versa, then the Aggregate Supplemental Bonus Amount, if any, will be determined based on the level at which both the revenues target and operating income target have been met.

Named Executive Officer	Supplemental Bonus %
Shlomo Kramer	15.11%
Terrence Schmid	15.11%
Jason Forget	8.42%
Mark Kraynak	15.11%

No supplemental annual cash bonus is payable to any eligible named executive officer if the Quarterly Revenues Bonus or the Quarterly Operating Expenses Bonus is not payable in any quarter.

Based on our actual financial performance in 2013, we paid the following quarterly bonuses:

•

In the first quarter of 2013, we achieved 98% of our revenue target of $29.0 million and had operating expenses of 100% of our operating expense target of $25.0 million. As a result, we paid Messrs. Kramer, Schmid and Kraynak $63,750, $23,906 and $14,875, respectively.

•

In the second quarter of 2013, we achieved 95% of our revenue target of $33.0 million and had operating expenses of 100% of our operating expense target of $25.0 million. As a result, we paid did not pay a quarterly bonus to Messrs. Kramer, Schmid and Kraynak.

•

In the third quarter of 2013, we achieved 95% of our revenue target of $37.0 million and had operating expenses of 101% of our operating expense target of $28.0 million. As a result, we paid did not pay a quarterly bonus to Messrs. Kramer, Schmid and Kraynak.

•

In the fourth quarter of 2013, we achieved 95% of our revenue target of $44.0 million and had operating expenses of 103% of our operating expense target of $30.0 million. As a result, we paid did not pay a quarterly bonus to Messrs. Kramer, Schmid and Kraynak.

On an annual basis, we achieved revenues of $137.8 million and operating loss of $2.9 million against targets of $143.0 million and $4.0 million (operating income), respectively. Because we did not achieve our annual financial targets, no bonus was payable under the supplemental annual bonus component of our bonus plan for 2013.

Under the sales compensation plan for 2013 with Mr. Forget, 50% of his cash bonus opportunity of $85,000 is based on achieving a customer bookings target, and 50% is based on the company’s financial performance, which are based on the revenue and operating expenses targets described above for Messrs. Kramer, Schmid and Kraynak. For achievement of up to 100% of his customer bookings target, Mr. Forget receives commissions of 0.03% of customer bookings, for achievement between 100% and 110% of target, Mr. Forget receives commissions of 0.04% of customer bookings and for achievement greater than 110% of target, Mr. Forget receives commissions of 0.05% of customer bookings.

Based on our actual financial performance in 2013, we paid Mr. Forget the following quarterly bonuses (which includes the quarterly commissions to which he was entitled under his plan):

•

In the first quarter of 2013, Mr. Forget achieved 93% of his bookings target of $29.0 million. As a result, Mr. Forget received commissions of $6,719. In addition, we achieved 99% of our revenue target of $29.0 million and had operating expenses of 100% of our operating expense target of $25.0 million and, as a result, we paid Mr. Forget $9,031.

•

In the second quarter of 2013, Mr. Forget achieved 90% of his bookings target of $36.0 million. As a result, Mr. Forget received commissions of $8,526. In addition, we achieved 95% of our revenue target of $33.0 million and had operating expenses of 100% of our operating expense target of $25.0 million. As a result, we paid did not pay a quarterly bonus to Mr. Forget with respect to the company’s financial performance.

•

In the third quarter of 2013, Mr. Forget achieved 91% of his bookings target of $42 million. As a result, Mr. Forget received commissions of $10,165. In addition, we achieved 95% of our revenue target of $37.0 million and had operating expenses of 101% of our operating expense target of $28.0 million. As a result, we paid did not pay a quarterly bonus to Mr. Forget with respect to the company’s financial performance.

•

In the fourth quarter of 2013, Mr. Forget achieved 87% of his bookings target of $61.0 million. As a result, Mr. Forget received commissions of $13,392. In addition, we achieved 95% of our revenue target of $44.0 million and had operating expenses of 103% of our operating expense target of $30.0 million. As a result, we paid did not pay a quarterly bonus to Mr. Forget with respect to the company’s financial performance.

Under the sales compensation plan for 2013 with Mr. Pisani, 80% of his cash bonus opportunity of $245,000 is based on achieving a customer bookings target, and 20% is based on the company’s gross profit. For achievement of up to 100% of his customer bookings target, Mr. Pisani receives commissions of 0.12% of customer bookings, for achievement between 100% and 110% of target, Mr. Pisani receives commissions of 0.17% of customer bookings and for achievement greater than 110% of target, Mr. Pisani receives commissions of 0.23% of customer bookings.

Based on our actual financial performance in 2013, we paid Mr. Pisani the following quarterly bonuses (which includes the quarterly commissions to which he was entitled under his plan):

•

In the first quarter of 2013, Mr. Pisani achieved 93% of his bookings target of $29.0 million. As a result, Mr. Pisani received commissions of $31,083. In addition, we achieved 99% of our gross profits target of $23.0 million and, as a result, we paid Mr. Pisani $12,078.

•

In the second quarter of 2013, Mr. Pisani achieved 90% of his bookings target of $36.0 million. As a result, Mr. Pisani received commissions of $39,392. In addition, we achieved 91% of our gross profits target of $26.0 million and, as a result, we paid Mr. Pisani $11,089.

•

In the third quarter of 2013, Mr. Pisani achieved 91% of his bookings target of $42.0 million. As a result, Mr. Pisani received commissions of $47,076. In addition, we achieved 95% of our gross profits target of $29.0 million and, as a result, we paid Mr. Pisani $11,696.

•

In the fourth quarter of 2013, Mr. Pisani achieved 87% of his bookings target of $61.0 million. As a result, Mr. Pisani received commissions of $61,768. In addition, we achieved 95% of our gross profits target of $35.0 million and, as a result, we paid Mr. Pisani $11,604.

The target level bonus for Messrs. Kramer and Schmid is significantly below the median for executives with similar roles at comparable companies according to the survey and peer group data described above. The “target” and “maximum” bonus amounts that could be earned by each named executive officer in 2013 are reflected in the “2013 Grants of Plan-Based Awards” table in “Executive Compensation.” The following table shows such percentage of median target level bonus for each of our named executive officers:

Name and Title	Base Salary and Target Level Bonus as a Percentage of Median
Shlomo Kramer, President and Chief Executive Officer	83%
Terrence J. Schmid, Chief Financial Officer and Treasurer	84%
Jason Forget, Senior Vice President Worldwide Business Operations	103%
Mark Kraynak, Senior Vice President Worldwide Marketing	100%

The total base salary and target level bonus for Messrs. Kramer and Schmid was significantly below the median largely as a result of the historically low target level bonuses carrying forward from the period when we were a private company, management and the compensation committee’s consideration of the total compensation for these executive officers and the belief of Mr. Kramer and the compensation committee that any movement toward the median for target level bonus should be gradual.

Our annual cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent fiscal year. We believe that the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives, and thus our company-level objectives. Thus, we believe our cash bonuses are an important motivating factor for our named executive officers, in addition to being a significant factor in attracting and retaining our named executive officers.

Equity Compensation

The goal of our long-term, equity-based incentive awards is to provide each named executive officer with an incentive to manage our company from the perspective of an owner with an equity stake in the business. Due to the stage of our business and our evolving industry, we believe that equity awards, principally stock options and restricted stock units, or RSUs, will incentivize our executive officers to achieve long-term performance because they provide greater opportunities for our executive officers to benefit from any future successes in our business. In addition, our compensation committee also believes that having a meaningful equity ownership in our company assists us in retaining our key employees. Consistent with this view, our compensation committee, which has authority to make equity-based awards to executive officers, chose to make equity grants based on input from members of the compensation committee, drawing on their experience as directors and executives at other companies within and outside of our industry and based on consideration of benchmarking information provided by Compensia, as well as recommendations from our CEO.

Each named executive officer is initially provided with an equity grant when they join our company based upon their position with us and their relevant prior experience. These initial grants generally vest over four years and no shares vest before the one year anniversary of the equity grant. We spread the vesting of our equity grants over four years to compensate executives for their contribution over a period of time. Our compensation committee has discretion to make equity grants to executive officers and other employees from time to time separate from the equity awards under our bonus plan described below, generally in light of changes in the applicable executive officer’s responsibilities, performance and experience or material changes for comparable executives as reflected in benchmark data and not reflected in the refresh grants we award under our bonus plan.

The value of the shares subject to the 2013 equity grants to named executive officers are reflected in the “Summary Compensation Table” table and further information about these grants is reflected in the “2012 Grants of Plan-Based Awards” table below, each in the “Executive Compensation” section.

Equity grants to named executive officers are made pursuant to our 2011 Stock Option and Incentive Plan which permits our compensation committee flexibility in making a wide variety of equity awards. Participation in the 2011 Employee Stock Purchase Plan is also available to all executive officers on the same basis as our other employees. However, any executive officers who are 5% stockholders, or would become 5% stockholders as a result of their participation in our 2011 Employee Stock Purchase Plan, are ineligible to participate in our 2011 Employee Stock Purchase Plan.

Equity Bonuses under Our Bonus Plan

Our compensation committee believes that granting additional stock options on an annual basis to existing named executive officers provides an important incentive to retain executives and rewards them for short-term company performance while also creating long-term incentives to sustain that performance. Under our bonus plan for 2013, based on the recommendation of our CEO, the compensation committee approved a pool of 210,000 shares of common stock to be granted during the first quarter of 2013 to our executive officers, other than our CEO, on the achievement of the targeted financial goals and individual performance objectives, for the reasons described above for cash bonuses. The annual grants to our executive officers are determined by our compensation committee after input from and consultation with our CEO. Our compensation committee may exercise its discretion in modifying any recommended adjustments or awards to executives. Following Mr. Kramer’s recommendations to our compensation committee regarding the awards made to our executive officers, our compensation committee ultimately determined and approved the specific equity awards. In addition, our compensation committee determined the amount of Mr. Kramer’s grant based on the level of our achievement of the targeted revenue and operating expense goals and its evaluation of Mr. Kramer’s contribution toward that achievement.

When making the recommendation and determining the amounts of the awards, consideration was given to the individual performance and median equity compensation of executives with similar roles at comparable companies according to the survey and peer group data described above. See footnote (2) to the “2013 Grants of Plan-Based Awards” table in the “Executive Compensation” section below for the specific amounts of these grants for our named executive officers. Equity grants made pursuant to the bonus plan vest over four years and no shares vest before the first day of the succeeding year (the year following the year in which the equity awards were actually granted). In addition to the annual awards pursuant to our bonus plan, grants of stock options may be made to executive officers following a significant change in job responsibility or in recognition of a significant achievement. The “shares underlying,” “exercise price” and “grant date fair value” of option awards made to each named executive officer in 2013 are also reflected in the “2013 Grants of Plan-Based Awards” table below.

Severance and Change of Control Payments

In connection with the executive compensation review process conducted at the beginning of 2012 by our compensation committee, our compensation committee adopted a Change in Control Plan that provides for severance and accelerated vesting of all outstanding and unvested awards in the event of their termination of employment under specified circumstances following a change in control in order to harmonize the change of control provisions across all executive officers and to eliminate all single trigger acceleration provisions.

Our compensation committee determined to provide these severance and change of control arrangements in order to mitigate some of the risk that exists for executives working in a small, dynamic company, an environment where there is a meaningful likelihood that we may be acquired. These arrangements are intended to attract and retain qualified executives that have alternatives that may appear to them to be less risky absent these arrangements, and to mitigate a potential disincentive to consideration and execution of such an acquisition, particularly where the services of these executive officers may not be required by the acquirer. We also believe that entering into these arrangements will help these executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change in control of the company.

For quantification of and additional information regarding the Change in Control Plan, please see the discussion under “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Welfare and Other Benefits

We have established a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under this plan, employees may elect to defer a portion of their current compensation subject to certain statutory limits, and contribute to the plan. We currently do not match any contributions made by our employees, including executive officers. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our executive officers, including the named executive officers, on the same basis as all of our full-time employees. These benefits include medical, dental, and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and basic life insurance coverage. These benefits are provided to our executive officers on the same general terms as to all of our full-time employees in the country in which they are resident.

We believe that our employee benefits programs are affordable and competitive in relation to the market based on our understanding of the markets in which we compete for talent. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

We do not provide perquisites to our executive officers, except in limited situations where we believe it is appropriate to assist an individual in the performance of his duties, to make our executive officers more efficient and effective, or for recruitment and retention purposes. Executive officers resident in Israel receive the customary benefits payable to Israeli employees, including managers’ insurance, contributions to an advanced study fund, vacation and sick leave, recreation pay and use of an automobile.

As described above, our named executive officers also are entitled to participate in our 2011 Employee Stock Purchase Plan on the same basis as our other employees.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, or for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

Other Compensation Policies

Stock Ownership Guidelines

Other than the equity plans described in this section, we do not have any equity security ownership guidelines or requirements for our named executive officers (or board members) and we do not have any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Other than Mr. Kramer, who has owned a substantial number of shares as a founder of Imperva, our equity compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.

Compensation Recovery Policy

Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement or other adjustment in a manner that would reduce the size of the award or payment. Currently, under those circumstances, our board of directors or our compensation committee would evaluate whether adjustments or recoveries of awards were appropriate based upon the facts and circumstances surrounding the restatement or adjustment, including the terms of the relevant compensation plans. We intend to adopt a general compensation recovery (“clawback”) policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Derivatives Trading and Hedging Policy

Currently, we have not implemented a policy regarding the trading of derivatives or the hedging of our equity securities by our employees, including the named executive officers, and directors.

Policy Regarding the Pricing and Timing of Equity Awards

All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at the closing price of our stock on the New York Stock Exchange on the date of grant. We have no program, plan or practice pertaining to the timing of stock option grants to executive officers relative to the timing of the release of material nonpublic information. We do not, as of yet, have any plans to implement such a program, plan or practice.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and each of the three other most highly compensated executive officers (other than the chief financial officer) in any taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied. On the other hand, annual cash bonuses will not be deductible unless paid on the basis of pre-established objective performance criteria, the satisfaction of which is certified after the end of the year and upon meeting certain other conditions.

We expect that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for the “performance-based compensation” exemption from the deductibility limit. As such, in approving the amount and form of compensation for our executive officers, we consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). In the future, the compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the company that exceed certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that the executive might owe as a result of the application of Sections 280G or 4999 during 2010 and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We account for equity compensation paid to our employees under the rules of ASC 718, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash bonus compensation so that it is taxable to our executives at the time it is paid to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Disclosure and Analysis set forth above with our management. Based on its review and discussions, the compensation committee recommended to our board of directors that the Compensation Disclosure and Analysis be included in this proxy statement.

Submitted by the Compensation Committee of

the Board of Directors,

Frank Slootman

Charles Giancarlo

Theresia Gouw

The information contained in the foregoing report of Imperva’s compensation committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Imperva under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that Imperva specifically incorporates it by reference.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers whose compensation was more than $100,000 during the years ended December 31, 2013, 2012 and 2011. We refer to these executive officers as our “named executive officers” elsewhere in this proxy statement.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)[1]	Option Awards ($) [1]	Non-Equity Incentive Compensation ($)[2]	All Other Compensation ($)		Total ($)
Shlomo Kramer	2013	$257,216	[3]	$1,382,000	$617,728	$63,750	$65,698	[4]	$2,386,391
President and Chief Executive Officer	2012	$250,000		—	—	$100,000	$4,043	[5]	$354,043
	2011	$250,000		—	—	$137,107	$3,842	[5]	$390,949
Terrence J. Schmid	2013	$280,000		$518,250	$231,461	$23,906	—		$1,053,617
Chief Financial Officer and Treasurer	2012	$250,000		—	—	$30,313	—		$280,313
	2011	$250,000		—	—	$20,938	—		$270,938
Jason Forget	2013	$240,000		$518,250	$231,461	$47,833	—		$1,037,544
SVP, Worldwide Business Operations	2012	$210,000		$776,337	$349,480	$61,967	—		$1,397,784
	2011	$185,000		—	$26,970	$62,513	—		$274,483
Mark Kraynak[6]	2013	$265,000		$518,250	$231,461	$14,875	—		$1,029,586
SVP, Worldwide Marketing	2012	$235,000		$776,337	$349,634	$33,000	—		$1,393,971
Ralph Pisani	2013	$245,000		$518,250	$231,461	$225,786	—		$1,220,496
SVP, Worldwide Sales	2012	$212,500		$571,400	$250,777	$193,250	$6,976	[7]	$1,234,903
	2011	$183,430		—	$221,676	$167,537	$74,447	[8]	$647,090

[1]

This column reflects the aggregate grant date fair value of equity awards granted in the periods presented and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. See Note 10 of “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the assumptions made by us in determining the valuation of equity awards. All stock awards listed are restricted stock units.

[2]	Represents cash incentive payments paid for performance.
[3]

$132,216 of Mr. Kramer’s base salary in 2013 was paid in Israeli shekels and converted to U.S. dollars for the purposes of this column, using the average exchange rate for 2013 of US$1.00 to NIS 3.609.

[4]

Represents payments of $34,615 related to a cashout of Mr. Kramer’s accrued vacation under U.S. law in connection with his relocation to Israel and $1,887 related to taxable fringe benefits for health insurance premiums while Mr. Kramer was located in the United States, as well as $17,624 related to pension payments, $9,916 related to payments to an education fund and payments related to statutory severance, a vehicle allowance, recreation funds, meals, telephone expenses, company events and a holiday present received by Mr. Kramer in the course of his employment with Imperva, which are customary benefits payable to our Israeli employees. See “Compensation Discussion and Analysis – Welfare and Other Benefits.”

[5]	Represents taxable fringe benefits related to health insurance premiums.
[6]	Mr. Kraynak was not a named executive officer prior to 2012 and, accordingly, his compensation information for 2011has not been provided.
[7]	Represents relocation benefits for temporary housing, which were provided to Mr. Pisani in connection with his relocation from Massachusetts to our headquarters in Redwood Shores, California.
[8]

Includes $40,937 of relocation benefits for temporary housing, storage, trips associated with his home search and related review of the Bay Area and related expenses which were provided to Mr. Pisani in connection with his relocation from Massachusetts to our headquarters in Redwood Shores, California, which amount includes a gross up for applicable income and employment taxes. Also includes $33,510 directly paid by Imperva for moving, storage and vehicle shipment costs.

Grants of Plan-Based Awards—2013

The following table sets forth certain information with respect to equity grants awarded to our named executive officers for the year ended December 31, 2013.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)[2]
		Target ($)[1]		Maximum ($)[1]
Shlomo Kramer	—	$300,000		$300,000		—		—		—	—
	02/05/2013	—		—		40,000	[3]	—		—	$1,382,000
	02/05/2013	—		—		—		40,000	[4]	$34.55	$617,728
Terrence J. Schmid	—	$112,500		$112,500		—		—		—	—
	02/05/2013	—		—		15,000	[3]	—		—	$518,250
	02/05/2013	—		—		—		15,000	[4]	$34.55	$231,461
Jason Forget	—	$85,000	[5]	$85,000	[5]	—		—		—	—
	02/05/2013	—		—		15,000	[3]	—		—	$518,250
	02/05/2013	—		—		—		15,000	[4]	$34.55	$231,461
Mark Kraynak	—	$70,000		$70,000		—		—		—	—
	02/05/2013	—		—		15,000	[3]	—		—	$518,250
	02/05/2013	—		—		—		15,000	[4]	$34.55	$231,461
Ralph Pisani	—	$245,000	[6]	$245,000	[6]	—		—		—	—
	02/05/2013	—		—		15,000	[3]	—		—	$518,250
	02/05/2013	—		—		—		15,000	[4]	$34.55	$231,461

[1]

With respect to Messrs. Kramer, Schmid and Kraynak, represents the maximum annual aggregate of the quarterly bonuses. However, no quarterly bonuses are payable if (a) Imperva does not achieve at least 97% of its quarterly revenues target or (b) quarterly operating expenses are more than 103% of the quarterly operating expenses target (together, the “Threshold”). There is no maximum for the supplemental annual bonus, which is payable only if Imperva achieves at least 100% of each of its annual revenues target and annual operating income target. However, no annual bonuses are payable if Imperva does not achieve the Threshold in any quarter. For further information regarding the quarterly and annual bonuses, see “Compensation Discussion and Analysis—Cash Bonuses under Our Bonus Plan.”

[2]	The grant date fair value of each equity award is computed in accordance with FASB ASC 718.

[3]

These restricted stock units vest over four years as follows: 25% of the RSUs vest one year following February 15, 2013, with the remaining 75% vesting in equal quarterly installments over the next three years.

[4]	These options vest over four years as follows: 25% of the shares vest one year following January 1, 2013, with the remaining 75% vesting in equal quarterly installments over the next three years.
[5]

Mr. Forget participates in a sales compensation plan, 50% of which is commission-based and 50% of which is based on achievement of the Threshold. There is no maximum under his sales compensation plan. In addition, Mr. Forget participates in the supplemental annual bonus plan. There is no maximum for the supplemental annual bonus, which is payable only if Imperva achieves at least 100% of each of its annual revenues target and annual operating income target. However, no annual bonus is payable if Imperva does not achieve the Threshold in any quarter. For further information regarding Mr. Forget’s sales compensation plan and the annual bonus, see “Compensation Discussion and Analysis—Cash Bonuses under Our Bonus Plan.”

[6]

Mr. Pisani participates in a sales compensation plan, 80% of which is commission-based and 20% of which is based on the company’s profitability. There is no maximum under his sales compensation plan. For further information regarding Mr. Pisani’s sales compensation plan and the annual bonus, see “Compensation Discussion and Analysis—Cash Bonuses under Our Bonus Plan.”

Outstanding Equity Awards at Year End

The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2013 with respect to our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) [1]		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested[2]
Shlomo Kramer	—	—		—	—	210,954	[3]	$10,153,216
	—	—		—	—	79,108	[4]	$3,807,468
	—	40,000	[5]	$34.55	02/04/2023	—		—
	—	—		—	—	40,000	[6]	$1,925,200
Terrence J. Schmid	—	52,500	[7]	$3.70	11/17/2020	—		—
	—	15,000	[5]	$34.55	02/04/2023	—		—
	—	—		—	—	15,000	[6]	$721,950
Jason Forget	—	1,562	[8]	$1.68	02/05/2020	—		—
	—	2,500	[9,10]	$5.42	03/02/2021	—		—
	—	6,250	[10,11]	$32.79	02/07/2022	—		—
	—	13,750	[12]	$28.57	07/15/2022	—		—
	—	15,000	[5]	$34.55	02/04/2023	—		—
	—	—		—	—	6,250	[12]	$300,813
	—	—		—	—	15,000	[13]	$721,950
	—	—		—	—	15,000	[6]	$721,950
Mark Kraynak	2,500	2,500	[9,10]	$5.42	03/02/2021	—		—
	—	6,250	[10,11]	$32.79	02/07/2022	—		—
	1,250	13,750	[12]	$28.57	07/15/2022	—		—
	—	15,000	[5]	$34.55	02/04/2023	—		—
	—	—		—	—	6,250	[12]	$300,813
	—	—		—	—	15,000	[13]	$721,950
	—	—		—	—	15,000	[6]	$721,950
Ralph Pisani	—	469	[8]	$1.68	02/05/2020	—		—
	1,875	3,750	[14]	$2.52	06/04/2020	—		—
	—	13,125	[15]	$10.70	08/24/2021	—		—
	—	13,750	[12]	$28.57	07/15/2022	—		—
	—	15,000	[5]	$34.55	02/04/2023	—		—
	—	—		—	—	15,000	[13]	$721,950
	—	—		—	—	15,000	[6]	$721,950

[1]

Unless otherwise indicated, these options vest over four years as follows: 25% of the shares vest one year following the vesting commencement date (as noted below), with the remaining 75% vesting in equal quarterly installments over the next three years.

[2]	The closing price of our common stock as of December 31, 2013 was $48.13 per share.
[3]	Our right of repurchase with respect to these shares lapses after 60 months of continuous service after the vesting commencement date of September 30, 2010.

[4]

Our right of repurchase with respect to 25% of this grant lapses after 12 months of continuous service after the vesting commencement date of May 1, 2010, with the remaining 75% lapsing in equal quarterly installments over the next three years.

[5]	The vesting commencement date of this option is January 1, 2013.
[6]	The vesting commencement date of this restricted stock unit is February 15, 2013.
[7]	The vesting commencement date of this option is November 1, 2010.
[8]	The vesting commencement date of this option is January 1, 2010.
[9]	The vesting commencement date of this option is January 1, 2011.
[10]

These options vest over three years as follows: 25% of the shares vest twenty seven months following the vesting commencement date (as noted), with the remaining 75% vesting in equal quarterly installments over the next three quarters.

[11]	The vesting commencement date of this option is January 1, 2012.
[12]	The vesting commencement date of this option is July 1, 2012.
[13]	These restricted stock units vest over three years as follows: 100% of the restricted stock units vest three years following the vesting commencement date of February 15, 2012.
[14]	The vesting commencement date of this option is June 1, 2010.
[15]	The vesting commencement date of this option is August 1, 2011.

Option Exercises and Stock Vested—2013

The following table sets forth certain information with respect to options that were exercised and stock that vested during the fiscal year ending December 31, 2013 with respect to our named executive officers.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise[1]		Number of Shares Acquired on Vesting	Value Realized on Vesting
Shlomo Kramer	—	—		39,555	$1,384,425	[2]
	—	—		39,554	$1,518,478	[3]
	—	—		39,554	$2,022,396	[4]
	—	—		39,554	$1,464,685	[5]
Terrence J. Schmid	52,000	$1,894,102		—	—
Jason Forget	21,094	$642,763		—	—
	5,000	$200,050	[6]
Mark Kraynak	15,000	$274,160		—	—
	10,000	$344,700	[7]
	5,000	$200,050	[6]
Ralph Pisani	29,843	$881,507		—	—
	5,000	$200,050	[6]

[1]	Unless otherwise indicated, based on the difference between the same-day sale price of such shares and the exercise price of the option.
[2]	Based on the closing price of our common stock on February 1, 2013 when such shares vested.
[3]	Based on the closing price of our common stock on May 1, 2013 when such shares vested.
[4]	Based on the closing price of our common stock on August 1, 2013 when such shares vested.
[5]	Based on the closing price of our common stock on November 1, 2013 when such shares vested.
[6]	Based on the closing price of our common stock on November 15, 2013 when such shares vested and settled.
[7]	Based on the difference between the closing price of our common stock reported on the New York Stock Exchange on the exercise date and the exercise price of the option.

401(k) Savings Plan

We have established a 401(k) plan to allow our employees to save on a tax-favorable basis for their retirement. We do not match any contributions made by any employees, including our named executive officers, pursuant to the plan.

Pension Benefits

None of our named executive officers participate in or have account balances in pension benefit plans sponsored by us.

Non-Qualified Defined Contribution and Other Non-Qualified Defined Compensation Plans

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Proprietary Information and Inventions Agreements

Each of our named executive officers has also entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Employment, Severance and Change in Control Agreements

We consider it essential to the best interests of our stockholders to foster the continuous employment of our key management personnel. In this regard, we recognize that the possibility of a change in control may exist and that the uncertainty and questions that it may raise among executives could result in the departure or distraction of executives to the detriment of the company and our stockholders. In order to reinforce and encourage the continued attention and dedication of certain key members of management, we previously entered into change in control agreements with certain of our named executive officers, some of which contained both single and double trigger acceleration. In connection with the executive compensation review process conducted at the beginning of 2012 by our compensation committee, our compensation committee adopted a Change in Control Plan in order to harmonize the change of control provisions across all executive officers and to eliminate all single trigger acceleration provisions.

Under the Change in Control Plan, in the event of a qualifying termination in connection with a Change in Control (as defined below) and contingent upon the participant’s execution of a binding severance and release agreement (which includes customary release, covenant not-to-sue, non-disparagement, non-solicitation and proprietary information provisions), the participant will be entitled to receive (1) a lump sum cash payment in an amount equal to such participant’s annual base salary as in effect immediately prior to the severance date, plus such participant’s target annual bonus or cash incentive opportunity for the year in which the severance date occurs, less applicable withholding taxes; (2) full acceleration of all outstanding equity awards (subject to certain restrictions noted in the Change in Control Plan); and (3) reimbursement of premiums paid for continuation coverage for twelve months pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

A qualifying termination will be deemed to have occurred if the executive officer is terminated within the three months prior to a potential Change in Control or twelve months following a Change in Control and such termination is by Imperva without Cause (as defined below) or by the executive officer for Good Reason (as defined below).

“Cause” will be deemed to exist upon the occurrence of any of the following:

•

any willful, material violation by the executive officer of any law or regulation applicable to the business of Imperva, the executive officer’s conviction for, or guilty plea to, a felony or a crime involving moral turpitude, or any willful perpetration by the executive officer of a common law fraud;

•	the executive officer’s commission of an act of personal dishonesty which involves personal profit in connection with Imperva or any other entity having a business relationship with Imperva;

•

any material breach by the executive officer of any provision of any agreement or understanding between Imperva and the executive officer regarding the terms of the executive officer’s service as an employee, officer, director or consultant to Imperva, including without limitation the willful and continued failure or refusal of the executive officer to perform the material duties required of such executive officer as an employee, officer, director or consultant of Imperva, other than as a result of having a disability, or a breach of any applicable invention assignment and confidentiality agreement or similar agreement between Imperva and the executive officer;

•	the executive officer’s disregard of the policies of Imperva so as to cause loss, damage or injury to the property, reputation or employees of Imperva;

•

failure by the executive officer to substantially perform, or gross negligence in the performance of the executive officer’s duties after there has been delivered to the executive officer written demand for performance which describes the specific deficiencies in the executive officer’s performance and the specific manner in which performance must be improved, and which provides 30 days from the date of notice to remedy performance deficiencies subject to remedy; or

•	any other misconduct by the executive officer which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, Imperva.

A “Change in Control” will be deemed to have occurred if any one of the following events shall have occurred:

•

any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)) or group becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the company representing 50% or more of the total voting power represented by the company’s then-outstanding voting securities;

•	the consummation of the sale or disposition by the company of all or substantially all of the company’s assets;

•

the consummation of a merger, reorganization, consolidation or similar transaction or series of related transactions of the company with any other corporation, other than a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least a majority of the total voting power represented by the voting securities of the company or such surviving entity or its parent outstanding immediately after such merger, reorganization, consolidation or similar transaction (or series of related transactions); or

•

any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Internal Revenue Code wherein the stockholders of the company give up all of their equity interest in the company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the company).

“Good Reason” will be deemed to exist upon the occurrence, without the affected executive officer’s written consent, of any of the following:

•

a material diminution in the executive officer’s authority, duties and responsibilities or, solely with respect to Imperva’s Chief Executive Officer, Chief Financial Officer and General Counsel, a change in the executive officer’s title;

•	a material diminution in the executive officer’s annual base salary, annual bonus opportunity, or long-term incentive opportunity;

•	any action or inaction that constitutes a material breach by Imperva of this Agreement; or

•

a material change (defined for this purpose to mean a change greater than 30 miles from the executive officer’s current principal place of employment) in the geographic location of the executive officer’s principal place of employment.

The Change in Control Plan will terminate automatically one year and one day after the Change in Control, or if later, when all benefits payable under the Plan are paid.

In order to be eligible to participate in the Change in Control Plan, the participant must opt in to the Change in Control Plan and waive any existing severance arrangement that would be triggered by a Change in Control or similar transaction.

Potential Payments Upon Termination or Change in Control

The tables below reflect potential payments and benefits available for each of our named executive officers upon termination in connection with a change in control or termination, assuming the date of occurrence is December 31, 2013 and reflects payments and benefits that are provided in the Change in Control Plan. See section entitled “—Employment, Severance and Change in Control Agreements” above.

Named Executive Officer Benefits and Payments Upon Termination 1

Name	Termination	Involuntary Termination within One Year of Change in Control [2]
Shlomo Kramer	—	$600,000
Terrence J. Schmid	—	$414,394
Jason Forget	—	$346,816
Mark Kraynak	—	$356,894
Ralph Pisani	—	$511,816

[1]

Assumes triggering event effective as of December 31, 2013. Upon a voluntary termination or termination for cause, each named executive officer also would receive any earned but unpaid base salary and unpaid vacation accrued as of December 31, 2013. These payments would be available to all employees upon termination.

[2]	Includes continuation of base salary for twelve months, payment of cash bonus at target and, for all named executive officers other than Mr. Kramer, continuation of COBRA for twelve months.

Acceleration of Vesting of Options and Restricted Stock upon Termination 1

Name	Number of Shares of Accelerated Stock and Value upon a Change in Control	Number of Shares of Accelerated Stock and Value upon Involuntary Termination and in Connection with a Change in Control
Shlomo Kramer	—	$16,429,084	[2]
Terrence J. Schmid	—	$3,258,225	[3]
Jason Forget	—	$2,492,567	[5]
Mark Kraynak	—	$2,420,013	[6]
Ralph Pisani	—	$2,600,641	[4]

[1]	Assumes triggering event effective as of December 31, 2013 and excludes vested stock held as of such date. The closing price of our common stock as of December 31, 2013 was $48.13 per share.
[2]

The company’s right of repurchase with respect to 290,062 shares would lapse upon involuntary termination three months prior to or 12 months following a change in control. In addition, 40,000 of Mr. Kramer’s options and 40,000 of Mr. Kramer’s restricted stock units would accelerate upon an involuntary termination three months before or within 12 months following a change in control. The exercise price with respect to such options is $34.55 per share.

[3]

67,500 of Mr. Schmid’s options and 15,000 of Mr. Schmid’s restricted stock units would accelerate upon an involuntary termination three months before or within 12 months following a change in control. The exercise price with respect to 52,500 of options is $3.70 per share. The exercise price with respect to 15,000 of such options is $34.55 per share.

[5]

39,062 of Mr. Forget’s options and 36,250 of Mr. Forget’s restricted stock units would accelerate upon an involuntary termination three months before or within 12 months following a change in control. The exercise price with respect to 1,562 of such options is $1.68 per share. The exercise price with respect to 2,500 of such options is $5.42 per share. The exercise price with respect to 6,250 of such options is $32.79 per share. The exercise price with respect to 13,750 of such options is $28.57 per share. The exercise price with respect to 15,000 of such options is $34.55 per share.

[6]

37,500 of Mr. Kraynak’s options and 36,250 of Mr. Kraynak’s restricted stock units would accelerate upon an involuntary termination three months before or within 12 months following a change in control. The exercise price with respect to 2,500 of such options is $5.42 per share. The exercise price with respect to 6,250 of such options is $32.79 per share. The exercise price with respect to 13,750 of such options is $28.57 per share. The exercise price with respect to 15,000 of such options is $34.55 per share.

[4]

46,094 of Mr. Pisani’s options and 30,000 of Mr. Pisani’s restricted stock units would accelerate upon involuntary termination three months before or within 12 months following a change in control. The exercise price with respect to 469 of such options is $1.68 per share. The exercise price with respect to 3,750 of such options is $2.52 per share. The exercise price with respect to 13,125 of such options is $10.70 per share. The exercise price with respect to 13,750 of such options is $28.57 per share. The exercise price with respect to 15,000 of such options is $34.55 per share.

Limitation on Liability and Indemnification Matters

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

any breach of the director’s duty of loyalty to us or our stockholders;

any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation provides that we are required to indemnify our directors and our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Any repeal of or modification to our certificate of incorporation or bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our bylaws also provide that we must advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no material pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Director Compensation

The compensation committee, after considering the information, analysis and recommendation provided by Compensia, evaluates the appropriate level and form of compensation for non-employee directors and recommends changes to the board when appropriate.

In 2013, the board had adopted the following policies with respect to the compensation of non-employee directors:

Each non-employee director receives a $40,000 annual retainer as consideration for services on our board of directors. The non-employee chairman of the board of directors, if any, receives an additional $20,000 annual retainer. The chair of the audit committee receives an additional $15,000 annual retainer and the other members of the audit committee each receives an additional $7,500 annual retainer. The chair of the compensation committee receives an additional $10,000 annual retainer and the other members of the compensation committee each receives an additional $5,000 annual retainer. The chair of the nominating and corporate governance committee receives an additional $7,500 annual retainer and the other members of the nominating and corporate governance committee each receives an additional $3,750 annual retainer. All cash compensation to directors is paid in quarterly installments upon continuing service.

In addition, each non-employee director is eligible to receive (on or around the date of our annual stockholders’ meeting) (1) a stock option grant with a Black-Scholes value of $50,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $50,000 divided by the closing price of the company’s common stock on the New York Stock Exchange on the date of grant, in each case vesting after one year. Further, each new non-employee director receives (1) a stock option grant when such director initially joins our board of directors with a Black-Scholes value of $100,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $100,000 divided by the closing price of the company’s common stock on the New York Stock Exchange on the date of grant, in each case vesting over three years in equal annual installments.

In 2014, the board has adopted the following policies with respect to the compensation of non-employee directors:

Each non-employee director receives a $40,000 annual retainer as consideration for services on our board of directors. The non-employee chairman of the board of directors, if any, receives an additional $20,000 annual retainer. The chair of the audit committee receives an additional $16,000 annual retainer and the other members of the audit committee each receives an additional $8,000 annual retainer. The chair of the compensation committee receives an additional $12,000 annual retainer and the other members of the compensation committee each receives an additional $6,000 annual retainer. The chair of the nominating and corporate governance committee receives an additional $7,500 annual retainer and the other members of the nominating and corporate governance committee each receives an additional $3,750 annual retainer. All cash compensation to directors is paid in quarterly installments upon continuing service.

In addition, each non-employee director is eligible to receive (on or around the date of our annual stockholders’ meeting) (1) a stock option grant with a Black-Scholes value of $65,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $65,000 divided by the closing price of the company’s common stock on the New York Stock Exchange on the date of grant, in each case vesting after one year. Further, each new non-employee director receives (1) a stock option grant when such director initially joins our board of directors with a Black-Scholes value of $130,000 based on the date of grant, and (2) restricted stock units with a number of shares equal to $130,000 divided by the closing price of the company’s common stock on the New York Stock Exchange on the date of grant, in each case vesting over three years in equal annual installments.

Director Compensation Table

The following table provides information for our year ended December 31, 2013 regarding all plan and non-plan compensation awarded to, earned by or paid to each person who served as a non-employee director in 2013. Other than as set forth in the table and the narrative that follows it, in 2013 we did not pay any fees to or reimburse any expenses of our non-employee directors, made any equity or non-equity awards to non-employee directors or paid any other compensation to non-employee directors. All compensation that we paid to Mr. Kramer, our only employee director, is set forth in the tables summarizing executive officer compensation below. No compensation was paid to Mr. Kramer in his capacity as a director.

Name	Fees Earned or Paid in Cash[1]	Equity Awards[2]	Total
Michael Boodaei[3]	—	—	—
Asheem Chandna[4]	$17,786	$97,943	$115,729
Charles Giancarlo[5]	$28,516	$292,920	$321,436
Steven Krausz	$46,214	$97,943	$144,157
Albert A. Pimentel	$44,381	$97,943	$142,324
Theresia Gouw	$46,714	$97,943	$144,657
Frank Slootman	$44,857	$97,943	$142,800
David N. Strohm	$43,000	$97,943	$140,943
James Tolonen	$49,414	$97,943	$147,357

[1]	These amounts reflect quarterly retainer fees in 2013 for board and committee service.
[2]

Amounts shown in this column do not reflect dollar amounts actually received by the non-employee director. Instead, these amounts reflect the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation, (formerly SFAS 123R), or ASC 718, for awards granted during 2012. See Note 10 of the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for 2013 for a discussion of all assumptions made in determining the grant date fair values.

[3]	Mr. Boodaei resigned from the board of directors in January 2013.
[4]	Mr. Chandna resigned from the board of directors in June 2013.
[5]

Mr. Giancarlo joined the board of directors in May 2013. His quarterly retainer fees were prorated from the commencement of his service as a director. Mr. Giancarlo received the new director equity grants when we joined the board of directors, as well as the annual director grants at the time of 2013 annual stockholders meeting, each as described under “—Director Compensation.”

Compensation Committee Interlocks and Insider Participation

During 2013, our compensation committee consisted of Messrs. Slootman and Giancarlo, and Ms. Gouw, as well as Mr. Chandna until his resignation in June 2013. None of them has at any time in the last year or previously been one of our officers or employees and none has had any relationships with our company of the type that is required to be disclosed under Item 404 of Regulation S-K. Mr. Kramer, our President and Chief Executive Officer, serves as a member of the board of directors of Trusteer, Inc., and Mr. Boodaei, the Chief Executive Officer of Trusteer, Inc. served on our board of directors until January 2013. Except as disclosed in the preceding sentence, none of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 15, 2014 for:

each person who we know beneficially owns more than 5% of our common stock;

each of our directors;

each of our named executive officers; and

all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 26,089,704 shares of common stock outstanding at February 15, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of February 15, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of Imperva, Inc., 3400 Bridge Parkway, Suite 200, Redwood Shores, CA 94065.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
Directors and Executive Officers:
Shlomo Kramer[1]	3,782,457	14.5%
Charles Giancarlo	—	—
Theresia Gouw[2]	84,867	*
Steven Krausz[3]	12,353	*
Albert A. Pimentel[4]	58,399	*
Frank Slootman [5]	28,399	*
David N. Strohm[6]	83,399	*
James Tolonen[7]	9,096	*
Jason Forget [8]	15,086	*
Mark Kraynak[9]	32,267	*
Trâm Phi[10]	32,546	*
Ralph Pisani[11]	15,607	*
Terrence Schmid[12]	20,581	*
Yaniv Shaya[13]	28,751	*
Amichai Shulman[14]	168,505	*
All executive officers and directors as a group (15 persons)[15]	4,372,313	16.6%
Other 5% Stockholders:
JPMorgan Chase & Co.[16]	2,032,392	7.8%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
[1]

Includes (i) 1,229,521 shares of common stock owned of record by Mr. Kramer, of which 250,508 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014, (ii) options exercisable for 12,500 shares of common stock within 60 days of February 15, 2014, (iii) 10,000 shares of common stock issuable pursuant to restricted stock units expected to vest within 60 days of February 15, 2014 and (iv) 2,530,436 shares of common stock owned of record by HAPRI LIMITED, an investment holding company. Mr. Kramer is one of two directors of HAPRI LIMITED, with Amir Rapoport, the Kramer family office Chief Financial Officer, being the other director. All of HAPRI LIMITED’s shares are ultimately controlled by a trust of which Mr. Kramer is the sole grantor and sole beneficiary during his life. The address for HAPRI LIMITED is PFD Corporate Services (BVI) Limited, Tropic Isle Building, P.O. Box 3331, Road Town, Tortola, British Virgin Islands VG 1110.

[2]

Includes (i) options exercisable for 8,399 shares of common stock within 60 days of February 15, 2014, and (ii) 76,468 shares of common stock owned of record by SGLG 2013 I GRAT dated 8/1/2013. Ms. Gouw is a Trustee of the Trust and shares voting and investment power over the Trust.

[3]	Includes (i) options exercisable for 8,399 shares of common stock within 60 days of February 15, 2014, and (ii) 3,954 shares of common stock owned of record by Mr. Krausz.
[4]

Includes (i) options exercisable for 8,399 shares of common stock within 60 days of February 15, 2014, and (ii) 50,000 shares of common stock owned of record by the Pimentel Family Trust U/D/T dated April 24, 1991 for which Albert A. Pimentel and Laurie Jean Pimentel serve as trustees. Of these 50,000 shares, 2,500 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014.

[5]

Includes (i) options exercisable for 8,399 shares of common stock within 60 days of February 15, 2014, and (ii) 20,000 shares of common stock owned of record by Mr. Slootman. Of these 20,000 shares, 13,333 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014.

[6]

Includes (i) options exercisable for 8,399 shares of common stock within 60 days of February 15, 2014, and (ii) 75,000 shares of common stock owned of record by Mr. Strohm. Of these 75,000 shares, 16,667 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014.

[7]

Includes (i) options exercisable for 2,834 shares of common stock within 60 days of February 15, 2014, (ii) 1,262 shares of common stock owned of record by Mr. Tolonen, and (iii) 5,000 shares of common stock owned of record by James R. Tolonen & Ginger Tolonen as Trustees of the Tolonen Family Trust, dated September 26, 1996.

[8]	Includes (i) options exercisable for 12,813 shares of common stock within 60 days of February 15, 2014, and (ii) 2,273 shares of common stock owned of record by Mr. Forget.
[9]	Includes (i) options exercisable for 15,001 shares of common stock within 60 days of February 15, 2014, and (ii) 17,266 shares of common stock owned of record by Mr. Kraynak.
[10]	Includes (i) options exercisable for 30,283 shares of common stock within 60 days of February 15, 2014, and (ii) 2,263 shares of common stock owned of record by Ms. Phi.
[11]	Includes (i) options exercisable for 13,282 shares of common stock within 60 days of February 15, 2014, and (ii) 2,325 shares of common stock owned of record by Mr. Pisani.
[12]	Includes (i) options exercisable for 18,313 shares of common stock within 60 days of February 15, 2014, and (ii) 2,268 shares of common stock owned of record by Mr. Schmid.
[13]	Includes (i) options exercisable for 20,001 shares of common stock within 60 days of February 15, 2014, and (ii) 8,750 shares of common stock owned of record by Mr. Shaya.
[14]

Includes (i) 63,177 shares of common stock owned of record by Mr. Shulman, (ii) 83,765 shares of common stock owned of record by Amichai Shulman Holdings 2000 Ltd, of which Amichai Shulman, the company’s Chief Technology Officer, has voting and investment power, and (iii) options to purchase 21,563 shares of common stock that are exercisable within 60 days of February 15, 2014.

[15]

Includes (i) options exercisable for 188,585 shares of common stock within 60 days of February 15, 2014, (ii) restricted stock units expected to vest and settle for 10,000 shares of common stock within 60 days of February 15, 2014, (iii) 1,229,521 shares of common stock owned of record by Mr. Kramer, of which 250,508 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014, (iv) 50,000 shares of common stock owned of record by Mr. Pimentel, of which 2,500 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014, (v) 20,000 shares of common stock owned of record by Mr. Slootman, of which 13,333 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014, and (vi) 75,000 shares of common stock owned of record by Mr. Strohm, of which 16,667 shares are subject to the company’s right of repurchase within 60 days of February 15, 2014.

[16]	Based on information set forth in a Schedule 13G filed with the SEC on January 28, 2014. The principal business office of JPMorgan Chase & Co. is 270 Park Avenue, New York, NY 10017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In addition to the director and executive officer compensation arrangements discussed above “Item 11. Executive Compensation,” the following is a description of transactions, or series of related transactions, since January 1, 2013, to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which the other parties included or will include our directors, executive officers, holders of 5% or more of our voting securities, each of whom we refer to as a Beneficial Owner, or any member of the immediate family of any of the foregoing persons.

Employment Arrangements and Indemnification Agreements

We have entered into employment arrangements with our executive officers. See “Item 11. Executive Compensation — Employment, Severance and Change of Control Arrangements” for information regarding these arrangements with our named executive officers.

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. See “Item 11. Executive Compensation — Limitation on Liability and Indemnification Matters.”

Change in Control Plan

We have adopted a Change in Control Plan that covers our executive officers, which provides for severance benefits and acceleration of the vesting of awards in the event of a termination following a change in control. For more information regarding these agreements, see “Item 11. Executive Compensation—Employment, Severance and Change in Control Agreements” and “—Potential Payments Upon Termination or Change in Control.”

Restricted Stock, Restricted Stock Units and Stock Option Awards

For information regarding restricted stock, restricted stock units and stock option awards granted to our named executive officers and directors, see “ Item 11. Executive Compensation,” in particular, the sections “—Compensation Discussion and Analysis—Cash Bonuses under Our Bonus Plan,” “—Outstanding Equity Awards at Year End,” “—Employment, Severance and Change in Control Agreements” and “—Director Compensation.”

Registration Rights

Mr. Kramer, our President, Chief Executive Officer and director, is party to an agreement providing for rights to register under the Securities Act an aggregate of 2,277,766 shares of our capital stock.

Transactions With Incapsula, Inc.

On November 5, 2009, we licensed certain intellectual property to Incapsula, Inc., a company formed by Gur Shatz, one of our former employees. The license agreement granted a worldwide, non-exclusive, irrevocable, non-transferable and non-sublicensable license to certain portions of our technology and know-how for Incapsula to use in developing its SaaS implementation of web application firewalls. Incapsula agreed to indemnify us against any claims related to Incapsula’s use of the licensed technology. As consideration for entering into this license agreement, we were issued 5,000,000 shares of Incapsula’s Series A Preferred Stock, representing a 58% ownership interest of Incapsula on a shares outstanding basis at the time of issuance. As of the date of our initial acquisition of shares of Incapsula, the remaining 42% ownership interest of Incapsula was owned by Mr. Shatz.

In connection with the issuance of the Incapsula Series A Preferred Stock to us on November 5, 2009, we entered into an investors’ rights agreement, a first refusal and co-sale agreement and a voting agreement with Incapsula and Mr. Shatz. Under the investors’ rights agreement, we have a right of first negotiation, which requires Incapsula to notify us of any acquisition proposal and provides us with an exclusive period to negotiate and make an alternative acquisition proposal. In addition, we have the right to acquire Incapsula during the five-year period beginning on November 5, 2013 in exchange for payment of Incapsula’s enterprise value, as calculated under the terms of the investors’ rights agreement (the “Purchase Right”).

On November 5, 2009, Shlomo Kramer, our President and Chief Executive Officer, was appointed to the Incapsula board of directors and on November 17, 2009, Mark Kraynak, our Vice President, Worldwide Marketing, was appointed to the Incapsula board of directors. On November 16, 2009, Mr. Kramer loaned $600,000 to Incapsula pursuant to a convertible promissory note with an interest rate of 6%. A total of $11,145.21 in interest accrued under the note prior to its repayment by Incapsula, which occurred on March 9, 2010. All interest due and the principal balance of the loan has been repaid. The convertible promissory note has been terminated and there are no longer any obligations thereunder or in connection with Mr. Kramer’s loan.

On March 9, 2010, we purchased an additional 6,666,666 shares of Incapsula’s Series A Preferred Stock for $2,999,999.70, increasing our ownership interest in Incapsula to 76% on a shares outstanding basis on the date we made this additional investment. We also agreed, subject to Incapsula achieving certain milestones with respect to its operations, customers and product development before September 9, 2011, to purchase $7,000,000 worth of Incapsula’s Series A-1 Preferred Stock. In July 2011, Incapsula achieved the performance milestones including:

•	developing a system having at least 100 active customers;

•	engaging two channel partners;

•	meeting operational milestones with respect to research and development and marketing;

•	preparing a 24 month financial plan; and

•	reaching product development goals with respect to certain functioning components and a system capable of supporting multiple users and proxies.

As a result of Incapsula’s achievement of such performance milestones, during the quarter ended September 30, 2011 we purchased 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million, increasing our ownership interest in Incapsula to 82% on a shares outstanding basis on the date of issuance. In addition, in January 2012, we purchased the remaining 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing our ownership interest in Incapsula to 85% at the date of issuance.

On December 31, 2010, we entered into a license agreement with Incapsula under which, subject to certain exceptions, we agreed to provide Incapsula with a worldwide, non-exclusive, royalty free, limited license to access our ThreatRadar feed of internet protocol addresses, attack patterns and other identification data and Incapsula agreed to provide us a worldwide, non-exclusive, royalty free, limited license to use its list of internet protocol addresses. The license agreement has an initial term of one year and automatically renews each year thereafter unless either party provides 30 days prior notice that it no longer wishes to renew the agreement.

On March 2, 2011, we entered into an affiliate and resale agreement with Incapsula. Under this agreement, we market, promote and/or resell Incapsula’s services to our existing and potential partners and customers in exchange for a share of revenues. The agreement has an initial term of two years and automatically renews each year thereafter unless either party provides six months prior notice that it no longer wishes to renew the agreement. No material amounts have been earned to date under this agreement.

In October 2013, we loaned $1.1 million to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014 (the “Incapsula Loan”).

In November 2013, we reached an agreement in principle with the major stockholders of Incapsula (other than Imperva) to acquire the remaining outstanding capital stock and assume outstanding options to acquire capital stock of Incapsula not already owned by us (the “Incapsula Acquisition”). In February 2014, we entered into a definitive agreement with the stockholders of Incapsula (other than Imperva) to effect the Incapsula Acquisition. The aggregate consideration for the Incapsula Acquisition is to be substantially on the terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan, or approximately $8.1 million. In connection with the Incapsula Acquisition, in addition to the consideration for the Incapsula Acquisition, we also agreed to assume Incapsula RSUs for with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right), which convert into 180,890 shares of our common stock at the same exchange ratio applicable to the Incapsula Acquisition. The completion of the Incapsula Acquisition (including the assumption of the RSUs) is subject to customary closing conditions, including regulatory clearance. In connection with the November 2013 agreement in principle, we issued to an employee ineligible to participate in Incapsula’s equity compensation plan RSUs for approximately 264,878 shares of our common stock with substantially similar performance-based vesting and conditioned on completion of the Incapsula Acquisition. These performance-based RSUs granted and to be assumed by Incapsula and Imperva are held by continuing employees of Incapsula.

Acquisition of Skyfence

On February 6, 2014, we entered into a Share Exchange Agreement (the “Skyfence Exchange Agreement”) with SkyFence Networks, Ltd., (“Skyfence”), the shareholders of Skyfence (the “Skyfence Shareholders”) and Ofer Hendler, in his separate capacity as the Sellers’ Representative, which agreement was amended by the parties on February 19, 2014. Upon the completion of the transactions contemplated in the Skyfence Exchange Agreement, as amended, we acquired from the Skyfence Shareholders all of the outstanding capital stock of Skyfence (and all rights to acquire such stock) (such transaction, the “Skyfence Share Exchange” or the “Skyfence Acquisition”), and in exchange we (i) issued an aggregate of 884,422 shares of Imperva common stock and (ii) paid approximately $16.1 million in cash to the Skyfence Shareholders (together, the “Skyfence Consideration”). Pursuant to the Skyfence Exchange Agreement, the shares of our common stock issued in the transaction have an ascribed value of approximately $42.1 million based on a per share price equal to $47.64, which is which is the average closing stock price of Imperva common stock for the sixty (60) trading days ending on February 6, 2014. The Skyfence Consideration reflects working capital and other adjustments that were made prior to the closing of the Share Exchange and as are set forth in the Skyfence Exchange Agreement.

As a result of the Skyfence Share Exchange and pursuant to the Skyfence Exchange Agreement, as amended, at closing on February 7, 2014: (i) 956 shares of our Common Stock (having an aggregate value of approximately $46,000 at closing valued at the method described above) and approximately $34,000 in cash were deposited in an adjustment holdback fund for a period of up to 75 days as security for the accuracy of the working capital and other adjustments described above (the “Adjustment Holdback”); (ii) 206,499 shares of our common stock (having an aggregate value of approximately $9.8 million at closing valued at the method described above) and approximately $7.6 million in cash were deposited into an indemnity holdback fund for a period of 24 months (subject to certain exceptions) as security for the indemnification obligations of the Skyfence Shareholders for any of our losses related to breaches of representations or warranties and covenants (the “Indemnity Holdback”), among other things, subject to limits specified in and as otherwise set forth in the Skyfence Exchange Agreement, as amended; and (iii) all options to purchase Ordinary Shares of Skyfence that were outstanding as of the closing and held by Skyfence employees who were offered and accepted employment with us were assumed by us with the existing vesting schedules and converted into options to purchase an aggregate of 24,248 shares of our Common Stock, with the exercise price of the shares subject to such options proportionally adjusted by the exchange ratio applicable to the Skyfence Ordinary Shares.

Shlomo Kramer, our Chief Executive Officer and board member, was a member of the board of directors of Skyfence. In addition, Mr. Kramer and Amichai Shulman, our Chief Technology Officer, were Skyfence Shareholders, owning 42.67% and 3.16%, respectively, of the outstanding fully-diluted capital stock of Skyfence. In that capacity, valued at the method described above, Messrs. Kramer and Shulman received consideration of approximately $25.4 million and $1.9 million, respectively as a result of the Share Exchange. Specifically, Mr. Kramer received 252,669 shares of Imperva common stock and approximately $13.3 million in cash, of which cash approximately $34,000 is subject to the Adjustment Holdback and approximately $7.6 million is subject to the Indemnity Holdback, and Mr. Shulman received 39,427 shares of Imperva common stock (and no cash), of which 54 shares are subject to the Adjustment Holdback and 11,784 shares are subject to the Indemnity Holdback, each as described above. Neither of Messrs. Kramer or Shulman held any options to purchase Ordinary Shares of Skyfence prior to closing. Messrs. Kramer and Shulman were fully recused from management’s consideration and valuation of the Skyfence Acquisition. In addition, at the recommendation of the nominating and corporate governance committee in light of Imperva’s related party transactions approval policy, a special Acquisitions Committee (the “Acquisitions Committee”) of our board of directors, consisting solely of independent, disinterested directors, had oversight of management during the course of the consideration, valuation and approval of the transaction, which was ultimately approved by our board. Mr. Kramer was fully recused from all consideration, evaluation and discussion by the Acquisitions Committee and our board of the Skyfence Acquisition, including the amount and type of the consideration paid.

In connection with their approval of the SkyFence Acquisition, the Acquisitions Committee and the Board received the opinion of an investment bank addressed to the Board as to the fairness to Imperva and the stockholders of Imperva from a financial point of view of the aggregate Consideration, and in connection with the approval of the Amendment, the investment bank confirmed to the Board that if the terms of the Amendment had been set forth in the original Exchange Agreement, it did not believe that its ability to render the opinion, as of the date thereof, would have been adversely affected. Both the original opinion and the statement described above were based upon and subject to a number of qualifications and assumptions set forth in letters from the investment bank to the Board.

Transactions with Seagate Technology, LLC

We have entered into an End User License Agreement and related agreements with Seagate Technology, LLC and its affiliates (the “Seagate Agreements”). Seagate has ordered approximately $85,250 of products and services under the Seagate Agreements in 2013. Mr. Pimentel, a member of our board of directors, serves as President, Global Markets and Customers of Seagate Technology.

Review, Approval or Ratification of Transactions with Related Parties

Our policy and the charters of our nominating and corporate governance committee and our audit committee require that any transaction with a related party that must be reported under applicable rules of the SEC, other than compensation related matters, must be reviewed and approved or ratified by our nominating and corporate governance committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by our audit committee.

Related-Party Transactions Policy

In November 2012, the board adopted a related-party transactions policy for the company requiring review of our general counsel or associate general counsel and approval of the nominating and corporate governance committee or its chair for any transaction involving a related party, considering the relevant and available facts and circumstances, including such facts as:

•	the impact on a director’s independence in the event the Related party is a director, immediate family member of a director or an entity with which a director is affiliated,

•	the terms of the transaction, and

•	any other relevant information and considerations with respect to the proposed transaction,

and approving only those transactions with related party that, in light of known circumstances, are in or are not inconsistent with, the best interests of Imperva and its stockholders, as such approval authority determines in the good faith. For the purposes of this policy, related parties include our executive officers, directors and board nominees (during the current or preceding calendar year) any security holder of Imperva known to us to be the beneficial owner of more than 5% of any class of our voting securities and any immediately family members of such related parties. Where the related party involved is, or is affiliated with, any member of the nominating and corporate governance committee, the approval authority is the audit committee or its chair, provided that if the related party involved is, or is affiliated with, the chair of the audit committee, the approval authority is any other member of the audit committee.

The policy provides that for the purposes of the related-party transactions policy, in the absence of facts or circumstances indicating special or unusual benefits to the related party, the following transactions, arrangements or relationships need not be approved under the policy:

•	any employment by Imperva of an executive officer of Imperva if:

•

the related compensation is required to be reported in our proxy statement under the SEC’s compensation disclosure requirements (generally applicable to “named executive officers”) under Item 402 of Regulation S-K; or

•

the executive officer is not an immediate family member of another Imperva executive officer or director, the related compensation would be reported in our proxy statement under Item 402 of Regulation S-K if the executive officer were a “named executive officer,” and our compensation committee approved (or recommended that the board approve) such compensation;

•

any compensation paid to a director (in such capacity) if the compensation is required to be reported in our proxy statement under Item 402 of Regulation S-K (or is excluded from disclosure pursuant thereto);

•

any transaction where the related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends);

•

any transaction with another company at which a related party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares or as a limited partner holding interests of less than 10% in the limited partnership (or similar interests in an alternative form of entity);

•	any transaction with a related party:

•	where the rates or charges involved are determined by competitive bids,

•	involving the rendering of services as a common or contract carrier or public utility, at rates or charges fixed in conformity with law or governmental authority, or

•	involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services;

•

any charitable contribution, grant or endowment to any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (but not an executive officer), and any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related party is a trustee, director or executive officer, if the aggregate amount involved in a calendar year does not exceed $120,000, or any non-discretionary matching contribution, grant, or endowment made pursuant to a matching gift program;

•	ordinary course business travel and expenses, advances and reimbursements; and

•	indemnification payments and other payments made pursuant to:

•	directors and officers insurance policies,

•	our certificate of incorporation or bylaws, and/or

•	any policy, agreement or instrument approved by the board.

Corporate Opportunities and Conflicts of Interest Policy

In January 2014, at the recommendation of the nominating and corporate governance committee, the board adopted a corporate opportunities and conflicts of interest policy applicable to our executive officers and directors to supplement our code of business conduct and ethics and our related-party transactions policy, more specifically addressing these matters. The policy provides that any executive officers or director that is considering an investment in a security company must notify the chair of the nominating and corporate governance committee and establishes procedures for review of the potential investment, including when Imperva desires to pursue the investment opportunity (i.e., because it is in the potential strategic path of Imperva), as well situations in which an investee company subsequently becomes a competitor of Imperva. The policy provides that in the event that we acquire a company in which an executive officer (including any executive officer that is a Board member) has an investment, the executive officer will be recused from consideration and approval of the transaction (including as a board member), and if the investment was made after the adoption of the policy and the after-tax profit of such investment for the executive officer after giving effect to the acquisition exceeds $250,000, the executive officer will contribute such excess after-tax profits to charity. This requirement does not apply to shares of publicly held companies or shares acquired by an executive officer in the form of equity compensation while previously employed at the acquired company.

Director Independence

Our board of directors has determined that all of our board members, other than Mr. Kramer, are independent, as determined under the rules of the New York Stock Exchange. Mr. Kramer is our co-founder, Chairman, President and Chief Executive Officer. Michael Boodaei, who served as a director until January 2013, was not determined to be independent by the board of directors. Asheem Chandna, who served as a director until June 2013, had been determined by the board of directors to be independent.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees and related expenses for professional services provided by EY during 2013 and 2012. The audit committee considered the provision of the services corresponding to these fees, and the audit committee believes that the provision of these services is compatible with EY maintaining its independence.

	Year
	2013[1]	2012[2]
Audit fees	$1,142,991	$1,236,500
Audit-related fees	1,995	1,995
Tax fees	79,870	72,834
All other fees	28,355	18,285

Total	$1,253,211	$1,329,614

[1]

$123,014 of the fees and related expenses paid to EY for during 2013 were paid in Israeli shekels and converted to U.S. dollars for the purposes of this column, using the average exchange rate for 2013 of US$1.00 to NIS 3.609.

[2]

$125,960 of the fees and related expenses paid to EY for during 2012 were paid in Israeli shekels and converted to U.S. dollars for the purposes of this column, using the average exchange rate for 2012 of US$1.00 to NIS 3.847.

Audit Fees

Fees for EY audit services include fees associated with the annual audit, quarterly reviews of financial statements, accounting consultations.

Audit-Related Fees

Fees for other services include fees associated with a subscription for accounting research.

Tax Fees

Fees for EY tax services include fees associated with international tax advice related to transfer pricing and international tax assistance related to tax filings.

All Other Fees

Fees for other services include fees associated with services related to information security and network penetration testing.

Pre-Approval Policies and Procedures

The audit committee pre-approval policies and procedures require prior approval of each engagement of EY to perform services. We adopted these pre-approval policies in accordance with the requirements of the Sarbanes-Oxley Act and all of the professional services listed herein were approved in accordance with these policies.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on February 27, 2014, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Shlomo Kramer Shlomo Kramer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Terrence J. Schmid Terrence J. Schmid	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2014

/s/ Charles Giancarlo Charles GiancarloAsheem	Director	February 27, 2014

/s/ Theresia Gouw Theresia Gouw	Director	February 27, 2014

/s/ Steven Krausz Steven Krausz	Director	February 27, 2014

/s/ Albert A. Pimentel Albert A. Pimentel	Director	February 27, 2014

/s/ Frank Slootman Frank Slootman	Director	February 27, 2014

/s/ David N. Strohm David N. Strohm	Director	February 27, 2014

/s/ James Tolonen James Tolonen	Director	February 27, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Share Exchange Agreement dated February 6, 2014, as amended on February 21, 2014 by and among Imperva, Inc., SkyFence Networks, Ltd., the shareholders of SkyFence Networks, Ltd. and Ofer Hendler, in his separate capacity as the Sellers’ Representative.	8-K	001-35338	2.1	2/21/14

3.1	Restated Certificate of Incorporation of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.3	10/28/11

3.2	Amended and Restated Bylaws of Imperva, Inc., as currently in effect.	8-K	001-35338	3.1	2/11/14

4.1	Specimen Certificate Evidencing Shares of Imperva, Inc. common stock.	S-1/A	333-175008	4.1	10/28/11

4.2	Amended and Restated Investor Rights Agreement, dated November 1, 2011, by and among Imperva, Inc. and the investors party thereto.	S-1/A	333-175008	4.4	11/7/11

10.1#	2003 Stock Plan, as amended, including addendums and sub-plans.	S-1	333-175008	10.1	6/17/11

10.2#	Forms of agreements under the 2003 Stock Plan, as amended.	S-1	333-175008	10.2	6/17/11

10.3#	2011 Stock Option and Incentive Plan and subplan and form agreements thereunder.					X

10.4#	2011 Employee Stock Purchase Plan.	S-1/A	333-175008	10.19	10/28/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.5#	Form of Amended and Restated Indemnification Agreement.	S-1/A	333-175008	10.4	10/28/11

10.6#	Offer Letter, dated August 16, 2010, between Imperva, Inc. and Shlomo Kramer.	S-1/A	333-175008	10.5	9/6/11

10.7#	Offer Letter, dated September 29, 2010, between Imperva, Inc. and Terrence J. Schmid.	S-1/A	333-175008	10.6	9/6/11

10.8#	Offer Letter, dated December 19, 2007, between Imperva, Inc. and Ralph Pisani.	S-1/A	333-175008	10.7	9/6/11

10.9#	Offer Letter, dated May 9, 2006, between Imperva, Inc. and Jason Forget.	S-1/A	333-175008	10.8	9/6/11

10.10#	Offer Letter, dated June 10, 2011, between Imperva, Inc. and Trâm Phi.	10-Q	001-35338	10.01	5/11/13

10.11#	Offer Letter, dated July 14, 2011, between Imperva, Inc. and David N. Strohm.	S-1/A	333-175008	10.20	10/28/11

10.12#	Offer Letter, dated May 5, 2004, between Imperva, Inc. and Mark Kraynak.	10-Q	001-35338	10.01	5/9/13

10.13#	Employment and Non-Competition Agreement, dated May 7, 2002, between Imperva, Ltd. and Amichai Shulman, and Car Leasing Agreement, dated February 6, 2013, between Imperva, Ltd. and Amichai Shulman.	10-Q	001-35338	10.02	5/9/13

10.14#	Sales Compensation Plan, dated February 10, 2014, between Imperva, Inc. and Jason Forget.					X

10.15#	Offer Letter, dated July 20, 2011, between Imperva, Inc. and Frank Slootman.	S-1/A	333-175008	10.21	10/28/11

10.16#	Stock Purchase Agreement, dated September 30, 2010, between Imperva, Inc. and Shlomo Kramer (1,265,730 shares of common stock purchased).	S-1	333-175008	10.9	6/17/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.17#	Stock Purchase Agreement, dated September 30, 2010, between Imperva, Inc. and Shlomo Kramer (421,909 shares of common stock purchased).	S-1	333-175008	10.10	6/17/11

10.18†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.	S-1	333-175008	10.11	6/17/11

10.19†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology	10-Q	001-35338	10.1	8/13/13

10.20†	Second Amendment to OEM Agreement dated as of January 23, 2013 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology	10-K	001-35338	10.17	3/15/13

10.21†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and Dan-El Technologies, Ltd.	S-1	333-175008	10.12	6/17/11

10.22	Lease Agreement, dated February 6, 2008, between Imperva, Inc. and Westport Office Park, LLC.	S-1	333-175008	10.13	6/17/11

10.23	First Amendment to Lease, dated February 12, 2010, between Imperva, Inc. and Westport Office Park, LLC.	S-1	333-175008	10.14	6/17/11

10.24	Second Amendment to Lease Agreement effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.2	5/30/12

10.25	Third Amendment to Lease Agreement effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.	10-Q	001-35338	10.1	11/13/12

10.26	Series A Preferred Stock Purchase Agreement, dated November 5, 2009, between Incapsula, Inc. and Imperva, Inc.	S-1/A	333-175008	10.15	7/28/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.27	Series A and Series A-1 Preferred Stock Purchase Agreement, dated March 9, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.16	7/28/11

10.28	Amendment No. 1 to the Series A and Series A-1 Preferred Stock Purchase Agreement, dated December 31, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.18	7/28/11

10.29	Amendment No. 2 to the Series A and Series A-1 Preferred Stock Purchase Agreement, dated October 24, 2011, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.22	10/28/11

10.30	Amended and Restated Investors’ Rights Agreement, dated March 9, 2010, by and among Incapsula, Inc. and the investors party thereto.	S-1/A	333-175008	10.17	7/28/11

10.31#	Imperva, Inc. Change in Control Plan and Form Notice of Participation.	10-K	001-35338	10.26	3/28/12

10.32#	2014 Imperva Compensation Plan for Ralph Pisani.					X

10.33#	Imperva, Inc. 2014 Senior Management Bonus Plan.					X

21.1	Subsidiaries of Imperva, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.
#	Indicates management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva, Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.