Form 10-Q
period 2014-03-31
IMPERVA INC
filed 2014-05-09
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2014: 26,299,843 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,747	$76,704
Short-term investments	35,167	38,381
Restricted cash	34	34
Accounts receivable, net of allowance for doubtful accounts of $707 and $410 as of March 31, 2014 and December 31, 2013, respectively	28,576	44,446
Inventory	693	512
Deferred tax assets	360	341
Prepaid expenses and other current assets	3,890	3,972

Total current assets	139,467	164,390
Property and equipment, net	6,493	5,475
Goodwill	34,972	—
Acquired intangible assets, net	10,465	—
Severance pay fund	4,360	4,140
Restricted cash	1,252	1,252
Deferred tax assets	42	42
Other assets	1,196	1,192

TOTAL ASSETS	$198,247	$176,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,634	$3,948
Accrued compensation and benefits	12,521	12,930
Accrued and other current liabilities	4,554	3,961
Deferred revenue	40,160	40,337

Total current liabilities	60,869	61,176
Other liabilities	10,444	1,993
Deferred revenue	20,867	22,715
Accrued severance pay	4,793	4,385

TOTAL LIABILITIES	96,973	90,269

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 26,288,419 and 25,206,498 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	217,803	187,957
Accumulated deficit	(116,106)	(98,695)
Accumulated other comprehensive income (loss)	(425)	(428)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	101,274	88,836
Noncontrolling interest	—	(2,614)

TOTAL STOCKHOLDERS’ EQUITY	101,274	86,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,247	$176,491

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net revenue:
Products and license	$11,971	$14,154
Services	19,545	14,431

Total net revenue	31,516	28,585
Cost of revenue:
Products and license	1,732	1,876
Services	6,020	4,415

Total cost of revenue	7,752	6,291

Gross profit	23,764	22,294
Operating expenses:
Research and development	9,961	6,358
Sales and marketing	23,035	17,547
General and administrative	8,405	4,383
Amortization of acquired intangible assets	204	—

Total operating expenses	41,605	28,288

Loss from operations	(17,841)	(5,994)
Other income (expense), net	(154)	(47)

Loss before provision (benefit) for income taxes	(17,995)	(6,041)
Provision (Benefit) for income taxes	(371)	154

Net loss	(17,624)	(6,195)
Loss attributable to noncontrolling interest	213	136

Net loss attributable to Imperva, Inc. stockholders	$(17,411)	$(6,059)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.69)	$(0.25)

Shares used in computing net loss per share of common stock, basis and diluted	25,255,161	23,905,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(17,624)	$(6,195)
Available for sale investments:
Change in net unrealized gain on investments, net of tax	3	16
Net gains reclassified into earnings	—	(83)

	3	(67)
Cash flow hedging instruments:
Change in unrealized gain and losses, net of tax	—	360
Net gains reclassified into earnings	—	(223)

	—	137

Comprehensive loss	(17,621)	(6,125)
Comprehensive loss attributable to noncontrolling interest	213	136

Comprehensive loss attributable to Imperva, Inc. stockholders	$(17,408)	$(5,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity

	Shares	Amount
For the three months ended March 31, 2014
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	737,523	—	24,164	—	—	—	24,164
Issuance of common stock, net of repurchases	254,795	—	1,289	—	—	—	1,289
Vesting of restricted stock	—	—	200	—	—	—	200
Stock-based compensation	—	—	6,666	—	—	—	6,666
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	—	—	—	—	3	—	3
Net loss	—	—	—	(17,411)	—	(213)	(17,624)

Comprehensive loss							(17,621)

Balance as of March 31, 2014	26,288,419	$2	$217,803	$(116,106)	$(425)	$—	$101,274

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended March 31, 2013
Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	221,508	—	628	—	—	—	628
Vesting of restricted stock	—	—	200	—	—	—	200
Stock-based compensation	—	—	2,853	—	—	—	2,853
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(67)	—	(67)
Change in unrealized gain (loss) on derivatives	—	—	—	—	137	—	137
Net loss	—	—	—	(6,059)	—	(136)	(6,195)

Comprehensive loss							(6,125)

Balance as of March 31, 2013	24,517,584	$2	$161,670	$(79,576)	$931	$(1,240)	$81,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,624)	$(6,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	800	626
Stock-based compensation	6,666	2,853
Amortization of acquired intangible assets	204	—
Amortization of premiums/accretion of discounts on short-term investments	109	186
Changes in operating assets and liabilities:
Accounts receivable, net	15,870	11,277
Inventory	(181)	13
Prepaid expenses and other assets	110	(598)
Accounts payable	(592)	(1,006)
Accrued compensation and benefits	(598)	802
Accrued and other liabilities	269	(714)
Severance pay (net)	188	111
Deferred revenue	(2,025)	358
Deferred tax assets	(19)	(12)
Other	(1)	(8)

Net cash provided by operating activities	3,176	7,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,206)	(18,400)
Proceeds from sales/maturities of short-term investments	13,585	17,631
Acquisitions, net of cash acquired	(12,083)	—
Purchase of property and equipment	(1,718)	(511)
Change in restricted cash	—	(5)

Net cash used in investing activities	(10,422)	(1,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	1,289	628

Net cash used provided by financing activities	1,289	628

Effect of exchange rate changes on cash and cash equivalents	—	(83)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,957)	6,953
CASH AND CASH EQUIVALENTS - Beginning of period	76,704	59,201

CASH AND CASH EQUIVALENTS - End of period	70,747	66,154

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$200	$200

Common stock issued in connection with acquisitions	$24,164	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company” or “we”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia and Europe. The Company is engaged in the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 28, 2014 (the “Annual Report”).

During the three months ended March 31, 2014, we revised our business segments based upon the acquisition of the remaining shares of Incapsula, Inc. that the Company did not already own. As a result, we no longer separately report the Incapsula segment and the Company now operates in one operating, and therefore reportable segment in order to better align Incapsula with our strategic approach to the markets and customers we serve. The reclassification of historical business segment information had no impact on the Company’s basic financial statements.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. On March 20, 2014, the Company acquired the remaining interest it did not previously own in its majority-owned subsidiary, Incapsula, Inc. (“Incapsula”) (Refer to Note 2). The Company separately presented the non-controlling interest on its Condensed Consolidated Balance Sheets in Total Stockholder’s Equity and in its Condensed Consolidated Statements of Operations for periods prior to such date.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is reviewed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing goodwill, the Company performs a qualitative assessment to test the reporting unit’s goodwill for impairment. Based on the Company’s qualitative assessment, if we determine that the fair value of the reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than the carrying amount, the two step impairment test will be performed. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We complete our annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the quarter ended March 31, 2014.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment wheneveran impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amountsof our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in the first quarter of 2014. Our intangible assets are amortized over their estimated useful lives of 7 to 10 years. Amortization is based on a straight-line basis as the consumption pattern of the asset is not apparent. The weighted average useful life of our acquired technology intangible assets was 8 years.

Concentration of Revenue and Accounts Receivable

For the three months ended March 31, 2014 and 2013, the Company did not have any customer that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of March 31, 2014 and December 31, 2013.

Significant Accounting Policies

Other than the change to our reporting segments and the addition of the Company’s policy for accounting for goodwill and acquired intangibles, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that are of significance, or potential significance, to the Company.

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

Under the terms of the agreements between the Company and Incapsula, the Company had the right, but not the obligation, to purchase the remaining ownership interest in Incapsula commencing on November 5, 2013 and ending on November 5, 2018 (the “Purchase Right”). Exercise of the Purchase Right was solely within the Company’s control and the price for the remaining ownership interest was to be based on an Incapsula enterprise valuation calculated as the greater of (i) eight times Incapsula’s prior 12 months trailing revenues or (ii) seven times the aggregate amount Incapsula had raised in connection with its Series A Convertible Preferred Stock financings. On the acquisition date, no value was assigned to this Purchase Right as the option does not meet the definition of a derivative instrument as it does not contain a net settlement feature. Specifically, the Purchase Right could only be gross physically settled as Incapsula was a non-publicly traded company whose stock was not readily convertible to cash.

In March 2010, the board of directors of Incapsula adopted the Incapsula 2010 Share Incentive Plan pursuant to which Incapsula may grant to its employees options to purchase shares of Incapsula’s common stock or restricted shares. Pursuant to the Purchase Right option discussed above, awards under the Incapsula 2010 Share Incentive Plan would be assumed by the Company, substituted with Company stock options or cashed out, and all outstanding awards and the Incapsula 2010 Share Plan would terminate.

In March 2014, the Company acquired the remaining outstanding capital stock in exchange for approximately 124,088 shares of Company common stock with an aggregate fair value of $7.7 million, of which 34,485 shares are subject to a 15-month holdback pursuant to the acquisition agreement, and assumed outstanding options to acquire capital stock of Incapsula not already owned by Imperva (the “Incapsula Acquisition”) which are equivalent to 48,359 shares of Company common stock on an as-converted basis. The aggregate consideration for the Incapsula Acquisition is substantially on the same terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan. In addition, during 2013, the Company issued RSUs for approximately 264,878 shares of Imperva common stock with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right) less the outstanding principal and interest under the Incapsula Loan. At the same time, Incapsula issued similar RSUs for approximately 198,825 shares on an as-converted to Imperva common stock-basis, which the Company assumed in connection with the Incapsula Acquisition, in addition to the consideration for the Incapsula Purchase. These performance-based RSUs granted by Imperva and Incapsula were issued to continuing employees of Incapsula.

As of the date of the acquisition, the remaining non-controlling interest on the Company’s balance sheet of $2.8 million was reclassified to additional paid-in capital given the Company’s complete ownership of Incapsula.

3.	Acquisitions

Acquisitions during the first quarter of 2014 were accounted for in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations, and the results of operations of each acquisition have been included in our consolidated results of operations from the respective date of the acquisition. Each of the acquisitions was not material, either individually or in the aggregate to our results of operations in the period of acquisition.

While we use our best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

The total purchase price allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired is determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill and primarily reflects the value of the synergies expected to be generated from combining our and the acquired entities’ technology and operations. Goodwill recorded in connection with the acquisitions is deductible for income tax purposes.

Acquisition of SkyFence Networks Ltd.

On February 7, 2014, the Company acquired SkyFence Networks Ltd. (“SkyFence”), a private company based and incorporated in Israel. SkyFence is a developer of a solution which allows real time visibility and control over corporate use of software-as-a-Service (“SaaS”) applications, which enforces security policy, protects sensitive data from external and inside threats, as well as ensures compliance with standards.

Per the terms of the acquisition agreement (as amended) with SkyFence and its security holders, we purchased all of the outstanding shares of capital stock of SkyFence in exchange for (a) approximately $8.6 million in cash, in addition to a holdback payment commitment due 24 months from the acquisition close valued at approximately $7.2 million, and (b) 884,422 shares of Company common stock, of which 532,262 shares are subject to forfeiture based upon time-based vesting and continuing employment, and were therefore excluded from purchase consideration as such amounts will be recorded as compensation expense over the term of the corresponding four-year service period. In addition, 29,871 of the shares are subject to a holdback period of up to 24 months from the date of acquisition. We also assumed stock options outstanding in accordance with the terms of the applicable SkyFence stock option plan and SkyFence stock option agreement relating to that SkyFence stock option. Based on SkyFence’s stock options outstanding at February 7, 2014, Imperva converted options to purchase 164,000 shares of SkyFence stock into options to purchase 24,248 shares of Imperva common stock.

The fair value of Imperva’s shares issued is based on Imperva’s closing price per share of $59.08 as reported on the New York Stock Exchange at the closing of the Acquisition on February 7, 2014.

The fair values of the stock option awards assumed were estimated using a Black-Scholes option-pricing model. The estimated fair values of unvested equity awards of $1.1 million will be recorded as operating expense over the remaining requisite service periods as they relate to post combination services, while the fair values of vested equity based awards of $0.3 million were included in total purchase price as they relate to pre combination services. The total purchase consideration is as follows (in thousands):

Cash	$8,558
Cash holdback liability	7,157
Fair value of common stock	20,855
Estimated fair value of equity awards assumed and replaced	354

$36,924

The acquisition of SkyFence was accounted for in accordance with the acquisition method of accounting for business combinations with Imperva as the accounting acquirer. We expensed the related acquisition costs in the amount of $0.9 million in general and administrative expenses. In addition, compensation expense totaling $1.2 million was recognized from the date of acquisition through March 31, 2014.

Management believes that the goodwill represents the synergies expected from combining the products and technologies of Imperva with those of SkyFence, which will enhance the Company’s overall product portfolio. The purchased technology will be amortized straight-line over a seven-year preliminary estimated useful life. Also as part of the acquisition, we assumed deferred tax liabilities related to the fair value of the developed technology we obtained in the acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information, in particular deferred taxes may be subject to change as additional information is received and tax returns are finalized. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (table in thousands):

Net tangible assets	$1,014
Existing technology	7,965
Deferred tax liability assumed	(1,528)
Goodwill	29,473

Total purchase price	$36,924

The results of operations of SkyFence described above have been included in Imperva’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations of the Company and SkyFence as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense and the related income tax effects. Direct transaction costs are excluded from the quarter ended March 31, 2014 pro forma condensed combined financial information presented below. For pro forma purposes, during the three months ended March 31, 2014 and 2013, $259,000 and $124,000, respectively, of income tax benefit associated with the deferred tax liability was recognized in earnings. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. Supplemental information on an unaudited pro forma basis, as if the SkyFence acquisition had been consummated on January 1, 2013 is presented as follows (in thousands):

	Three months ended March 31,
	2014	2013
Pro forma revenue	$31,516	$28,585
Pro forma loss from operations	$(18,609)	$(8,795)
Pro forma net loss	$(18,136)	$(8,845)

Acquisition of Certain Assets and Liabilities of Tomium Software, LLC.

On January 30, 2014, the Company acquired certain assets and liabilities of Tomium Software, LLC (“Tomium”), a private company based in Texas. Tomium is a provider of real-time mainframe security auditing agents. The purchase price of approximately $8.3 million includes approximately $4.6 million in cash and assumption of a liability to pay cash of $0.3 million, and also the issuance of 60,556 shares of Company common stock valued at approximately $3.4 million based upon the closing price of the Company’s stock on the acquisition date of $55.45 per share. Imperva acquired certain tangible assets and also assumed a facility lease of Tomium.

The following table summarizes the preliminary allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (amounts in table in thousands):

Intangible assets	$2,704
Goodwill	5,499

Total intangible assets acquired	8,203
Other acquired tangible assets	60

Fair value of assets acquired	$8,263

The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of our preliminary estimates. Goodwill recorded in connection with the acquisition is deductible for U.S. income tax purposes.

The acquisition of Tomium was accounted for in accordance with the acquisition method of accounting for business combinations with Imperva as the accounting acquirer. We expensed the related acquisition costs, consisting primarily of legal costs in the amount of $0.3 million in general and administrative expenses. Management believes that the goodwill represents the synergies expected from combining the acquired technology and operations with those of Imperva. The intangible assets acquired by Imperva in conjunction with the acquisition of Tomium are being amortized straight-line over a ten-year estimated useful life.

The results of operations related to the Tomium assets and liabilities have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

4.	Cash, Cash Equivalents, and Short-Term Investments

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$32,595	$—	$—	$32,595
Commercial paper	20,600	—	1	20,599
Bank deposits	10,180	—	—	10,180
Money market funds	7,373	—	—	7,373

Total	$70,748	$—	$1	$70,747

Short-term investments:
Commercial paper	$1,004	$1	$—	$1,005
Corporate debt obligations	23,908	21	11	23,918
Bank deposits	10,244	—	—	10,244

Total	$35,156	$22	$11	$35,167

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,973	$—	$—	$41,973
Bank deposits	10,165	—	—	10,165
Commercial paper	21,948	—	1	21,947
Money market funds	2,619	—	—	2,619

Total	$76,705	$—	$1	$76,704

Short-term investments:
Corporate debt obligations	$28,220	$22	$14	$28,228
Bank deposits	10,153	—	—	10,153

Total	$38,373	$22	$14	$38,381

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of March 31, 2014 and December 31, 2013.

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2014 (in thousands):

	As of March 31, 2014
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$24,442	$24,459
Due within two years	10,714	10,708

Total	$35,156	$35,167

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than- temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

5.	Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2014.

The Company’s cash equivalents and short-term investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities, and are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability include U.S. agency securities, investment-grade corporate bonds, bank deposits, and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy (in thousands):

	As of March 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$20,599	$—	$20,599
Bank deposits	—	10,180	—	10,180
Money market funds	7,373	—	—	7,373
Short-term investments:
Commercial paper	—	1,005	—	1,005
Corporate debt obligations	—	23,918	—	23,918
Bank deposits	—	10,244	—	10,244

Total financial assets	$7,373	$65,946	$—	$73,319

	As of December 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Bank deposits	$—	$10,165	$—	$10,165
Commercial paper	—	21,947	—	21,947
Money market funds	2,619	—	—	2,619
Short-term investments:
Corporate debt obligations	—	28,228	—	28,228
Bank deposits	—	10,153	—	10,153

Total financial assets	$2,619	$70,493	$—	$73,112

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.4 million and $4.1 million as of March 31, 2014 and December 31, 2013, respectively.

6.	Derivative Instruments

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

The Company has established transaction currency risk management programs to protect against the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. The Company does not enter into derivative financial instruments for trading purposes. There were no outstanding derivative instruments as of March 31, 2014 and December 31, 2013.

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended March 31,
	2014	2013
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$—	$427
Gains reclassified from accumulated OCI into net loss (b)	—	223
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Net gains recognized in net loss (c)	$—	$2
Net losses recognized in net loss (c)	—	(57)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $17 and $206 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2013. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Classified in other income (expense), net.

7.	Acquired Intangible Assets

Acquired technology intangible assets subject to amortization as of March 31, 2014 were as follows (in thousands):

	2014
	Cost	Accumulated Amortization	Net
Acquired Technology	$10,669	$(204)	$10,465

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of March 31, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Acquired
Technology
Fiscal Year
2014	$1,056
2015	1,408
2016	1,408
2017	1,408
2018	1,408
Thereafter	3,777

Total Expected Amortization Expense	$10,465

8.	Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of March 31, 2014. As of March 31, 2014 and December 31, 2013, there was no balance outstanding on the credit facility.

The credit facility expired on May 1, 2014, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement required payment of an unused line fee of 0.25% per quarter of the unused portion and bore interest at LIBOR plus 2.75%. As of March 31, 2014 and December 31, 2013, the Company was compliant with the amended covenant of the credit facility.

9.	Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2015 to 2019. Future minimum payments under these facility operating leases are as follows as of March 31, 2014 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2014 (remaining 9 months)	$4,182	$716
2015	5,565	243
2016	5,535	81
2017	4,780	—
2018	3,521	—
Thereafter	3,361	—

Total	$26,944	$1,040

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $0.9 million, respectively.

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

As of March 31, 2014 and 2013 the Company has $1.3 million in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $64,000 as of March 31, 2014. Motor vehicle lease expenses for the three months ended March 31, 2014 and 2013 were $0.7 million and $0.5 million, respectively.

(c) Purchase Commitments

As of March 31, 2014 and December 31, 2013, the Company had purchase commitments of $3.4 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers. The lawsuit purports to bring suit on behalf of those investors who purchased Imperva’s publicly traded securities between May 2, 2013 and April 9, 2014. Plaintiff alleges that defendants made false and misleading statements, purports to assert claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. A response to the complaint is not yet due. We do not believe a loss is probable. Due to the early stage of the matter, no estimate of the amount or range of possible amounts can be determined at this time.

In addition, the Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of intellectual property rights. While the outcome of these matters is remote, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

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

10.	Stock Plans

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaces the 2003 Plan as the Board has decided not to grant any additional awards under that plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, any reserved but unissued shares under the 2003 Stock Plan will be added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. As of December 31, 2013, there were 1,847,752 shares available for grant under the 2011 Plan. On January 1, 2014, the share reserve under the 2011 Plan was automatically increased by 1,008,260 shares.

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

In November 2013, the board of directors of Incapsula approved the grant of restricted stock units for 7,095,461 shares of Incapsula’s common stock (“Incapsula RSUs”). As part of the Incapsula Acquisition, the Incapsula RSUs were assumed and replaced by RSUs for Company Common Stock issued to continuing employees of Incapsula . The Incapsula RSU’s vest according to performance-based vesting terms tied to 2014 revenue for Incapsula and Incapsula-related products and services, which were converted into approximately 204,828 shares of Company Common Stock at the same exchange ratio applicable to the Incapsula Acquisition. In addition to performance conditions, the awards are dependent on future market price of Imperva’s common stock, which is deemed a market condition under ASC 718.

The following table summarizes option activity under the Incapsula Plan and related information for the three months ended March 31, 2014:

	Shares Available for Grant	Number of Performance- based Restricted Share Units Outstanding	Number of Stock Options Outstanding	Weighted Average Exercise Price of Stock Options Outstanding
Outstanding - January 1, 2014	89,687	7,095,461	1,806,500	$0.47
Granted	(95,000)	—	95,000	1.25
Exercised		—	—	—
Forfeited	15,213	(12,713)	(2,500)	1.25
Transferred to Imperva 2011 stock option plan	(9,900)	(7,082,748)	(1,899,000)	0.16

Outstanding - March 31, 2014	—	—	—	$—

The options outstanding and performance restricted share units under the Incapsula 2010 Share Incentive Plan were assumed as part of the Incapsula Acquisition and are equivalent to 253,187 shares of Company common stock on an as-converted basis.

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, the Incapsula 2010 Share Incentive Plan, and the SkyFence 2013 Share Incentive Plan (collectively “the Plans”) in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Cost of revenues	$374	$213
Research and development	1,792	666
Sales and marketing	2,430	1,333
General and administrative	2,070	641

Total stock - based compensation expense	$6,666	$2,853

The fair value of stock option grants to employees for the three months ended March 31, 2014 and 2013 was estimated using the following weighted average assumptions:

	For the three months ended March 31,
	2014	2013
Stock option grants:
Dividend rate	0%	0%
Risk-free interest rate	1.8%	1.1%
Expected term (in years)	6.1	6.1
Expected volatility	45%	46%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted Average Exercise Price
Balances - January 1, 2014	1,675,506	$23.78	8.01	$40,813
Granted	579,705	55.79
Exercised or released	(168,247)	14.69
Cancelled or forfeited	(45,576)	29.18
Options assumed in acquisitions	72,607	14.14

Balances - March 31, 2014	2,113,995	$32.83	8.42	$48,984

Options exercisable	556,089	$15.66	6.99	$22,265

RSU Activity

A summary of RSU activity under the Plans for the three months ended March 31, 2014, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2014	1,044,651	$31.64
Granted	582,952	55.79
Granted, performance RSUs	16,000	58.02
Released	(106,952)	34.04
Cancelled or expired	(22,926)	40.63
RSUs assumed in acquisition	204,828	61.40

Unvested - March 31, 2014	1,718,553	$43.35

The aggregate intrinsic value of options exercised under the 2003 Stock and 2011 Imperva Stock Option and Incentive plans was $7.7 million for the three months ended March 31, 2014. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of March 31, 2014 was $55.70 per share. As of March 31, 2014, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $95.0 million, net of estimated forfeitures. As of March 31, 2014, this cost will be amortized to expense over a weighted-average remaining period of 2.9 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the three months ended March 31, 2014 and 2013.

(f) Common Stock Subject to Repurchase and Forefeiture

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012. As of March 31, 2014, 250,500 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company agreed to exchange 532,262 shares with a fair value per share of $59.08 as part of the purchase consideration which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. None of these shares were vested as of March 31, 2014.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of March 31, 2014, 35,625 shares were unvested.

(h) Equity Awards Issued in Acquisitions

In connection with the SkyFence and Incapsula acquisitions, the Company assumed stock options covering an aggregate of 72,607 shares of its common stock (in addition to the Incapsula RSUs discussed above). At the date of the acquisition, vested stock options and the associated fair value was recorded as part of the purchase consideration. The fair value related to the assumed unvested stock options are recognized as post-combination compensation costs and is being recorded as post-combination compensation expense ratably over the respective remaining service periods.

11.	Accumulated Other Comprehensive Income

The changes in the balances of accumulated other comprehensive income by component are as follows (in thousands):

	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
For the three months ended March 31, 2014
Balance at January 1, 2014	$(426)	$(2)	$(428)
Other comprehensive income (loss) before reclassifications	—	3	3
Amounts reclassified to net loss	—	—	—

Other comprehensive income (loss)	—	3	3

Balance at March 31, 2014	$(426)	$1	$(425)

For the three months ended March 31, 2013
Balance at January 1, 2013	$690	$171	$861
Other comprehensive income (loss) before reclassifications	360	16	376
Amounts reclassified to net loss	(223)	(83)	(306)

Other comprehensive income (loss)	137	(67)	70

Balance at March 31, 2013	$827	$104	$931

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
For the three months ended March 31, 2014
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$5	$(2)	$3
Reclassification adjustments (2)	—	—	—

Other Comprehensive income (loss)	$5	$(2)	$3

For the three months ended March 31, 2013
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$427	$(148)	$279
Reclassification adjustments (1)	(223)	81	(142)

Unrealized gains (losses) on cash flow hedges, net	204	(67)	137
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	16	—	16
Reclassification adjustments (2)	(83)	—	(83)

Unrealized gains (losses) on investments	(67)	—	(67)

Other Comprehensive income (loss)	$137	$(67)	$70

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

12.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense (benefit) of $(0.4) million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The income tax benefit recorded in 2014 relates primarily to the recognition of deferred tax assets recognized that are attributable to foreign losses. The income tax expense amount in 2013 was primarily attributable to foreign and state income taxes.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s deferred tax assets.

13.	Segment Information

During the three months ended March 31, 2014, we revised our business segments based upon the acquisition of the remaining shares of Incapsula, Inc. that the Company did not already own. As a result, we no longer separately report the Incapsula segment and the Company now operates its business in one operating, and therefore, reportable segment, which is the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended March 31,
	2014	2013
Maintenance and support	$12,663	$10,114
Professional services and training	2,299	2,275
Subscriptions	4,583	2,042

Total net services revenue	$19,545	$14,431

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Americas	$18,076	$18,179
EMEA	8,210	6,279
APAC	5,230	4,127

Total net revenue	$31,516	$28,585

The following table presents long-lived assets by location (in thousands):

	As of March 31, 2014	As of December 31, 2013
United States	$6,437	$3,039
Israel	10,694	2,422
Other	30	14

Total long-lived assets	$17,161	$5,475

14.	Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months ended March 31,
	2014	2013
Stock options to purchase common stock	2,113,995	2,153,180
Restricted stock units for common stock	1,694,129	787,713
Restricted shares of common stock subject to repurchase	286,125	481,849
Restricted stock issued in connection with Skyfence acquisition	354,678	—
Common stock warrants	—	8,333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2013. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our data center security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., which was majority owned by us until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired SkyFence Networks Ltd. to further our Software as a Service (“SaaS”) delivery models for internally facing corporate applications.

Our research and development efforts are focused primarily on improving and enhancing our existing data center security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2014, we had 243 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $10.0 million for the three months ended March 31, 2014 as compared to $6.4 million for the same period in 2013.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2014, 57% of our total revenue was generated from the Americas, 26% from Europe, Middle East and Africa (“EMEA”) and 17% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 300 channel partners worldwide, including both resellers and distributors. In 2013, our channel partners originated over 40% and fulfilled almost 85% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of March 31, 2014, we had over 3,100 customers in more than 75 countries, excluding direct customers of our Incapsula subsidiary. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, global consumer financial service firms, computer hardware companies, as well as over 250 government agencies around the world and more than 350 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $78.3 million in 2011 to $137.8 million in 2013. We have incurred net losses attributable to our stockholders of $17.4 million in the three months ended March 31, 2014 and $25.2 million in the year ended December 31, 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $116.1 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of March 31,
	2014	2013
	(in thousands, except number of customers and percentages)
Net revenue	$31,516	$28,585
Gross margin	75.4%	78.0%
Loss from operations	$(17,841)	$(5,994)
Total deferred revenue	$61,027	$46,649
Cash, cash equivalents and short-term investments	$105,914	$109,878
Net cash provided by operations	$3,176	$7,693
Number of customers	3,128	2,441

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

Segments

Effective January 1, 2014, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. As a result, we no longer separately report the Incapsula segment and we now operate our business in one reportable segment, which is the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended March 31,
	2014	2013
Americas	$18,076	$18,179
EMEA	8,210	6,279
APAC	5,230	4,127

Total net revenue	$31,516	$28,585

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of wages, benefits and bonuses and, with regard to the sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation. We expect operating costs to continue to increase in absolute dollars given our recent acquisitions and the related costs associated with the acquired personnel and business.

Research and Development

Our research and development is focused on maintaining and improving our existing products and on new product development. A majority of our research and development expenses are comprised of personnel costs and, to a lesser extent, facility costs, hardware prototype costs, laboratory expenses and depreciation. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to enhance our existing products and develop or acquire new products and services that address the emerging market for business security and regulatory compliance.

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. To date, we have incurred net losses and have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes.

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2014 and 2013 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$11,971	38.0%	$14,154	49.5%
Services:
Maintenance and support	12,663	40.2%	10,114	35.4%
Professional services and training	2,299	7.3%	2,275	8.0%
Subscriptions	4,583	14.5%	2,042	7.1%

Total Services	19,545	62.0%	14,431	50.5%

Total net revenue	31,516	100.0%	28,585	100.0%
Cost of revenue:
Products and license	1,732	5.5%	1,876	6.6%
Services	6,020	19.1%	4,415	15.4%

Total cost of revenue	7,752	24.6%	6,291	22.0%

Gross profit	23,764	75.4%	22,294	78.0%
Operating expenses:
Research and development	9,961	31.6%	6,358	22.3%
Sales and marketing	23,035	73.1%	17,547	61.4%
General and administrative	8,405	26.7%	4,383	15.3%
Amortization of purchased intangibles	204	0.6%	—	0.0%

Total operating expenses	41,605	132.0%	28,288	99.0%

Loss from operations	(17,841)	-56.6%	(5,994)	-21.0%
Other income (expense), net	(154)	-0.5%	(47)	-0.2%

Loss before provision (benefit) for income taxes	(17,995)	-57.1%	(6,041)	-21.2%
Provision (benefit) for income taxes	(371)	-1.2%	154	0.5%

Net loss	(17,624)	-55.9%	(6,195)	-21.7%
Loss attributable to noncontrolling interest	213	0.7%	136	0.5%

Net loss attributable to Imperva, Inc. stockholders	$(17,411)	-55.2%	$(6,059)	-21.2%

Comparison of the Three Months Ended March 31, 2014 and 2013

	For the three months ended March 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$11,971	$14,154	$(2,183)	-15.4%
Percentage of net revenue	38.0%	49.5%
Services:
Maintenance and support	12,663	10,114	2,549	25.2%
Percentage of net revenue	40.2%	35.4%
Professional services and training	2,299	2,275	24	1.1%
Percentage of net revenue	7.3%	8.0%
Subscriptions	4,583	2,042	2,541	124.4%
Percentage of net revenue	14.5%	7.1%

Total Services	19,545	14,431	5,114	35.4%
Percentage of net revenue	62.0%	50.5%

Total net revenue	$31,516	$28,585	$2,931	10.3%

Americas	$18,076	$18,179	$(103)	-0.6%
Percentage of net revenue	57.4%	63.6%
EMEA	8,210	6,279	1,931	30.8%
Percentage of net revenue	26.1%	22.0%
APAC	5,230	4,127	1,103	26.7%
Percentage of net revenue	16.6%	14.4%

Total net revenue	$31,516	$28,585	$2,931	10.3%

Our net revenue increased by $2.9 million, or 10.3%, to $31.5 million during the three months ended March 31, 2014 from $28.6 million during the three months ended March 31, 2013 due to growth in services revenue offset by a decline in products and license revenues. This revenue growth reflects the increasing demand for our subscription service offerings as well as a broader installed base of product and licenses which generated higher maintenance and support revenues. The EMEA region contributed the largest portion of this growth with a $1.9 million increase over the same period in 2013. The EMEA revenue growth in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to increased services revenue as subscription revenues rose by $1.1 million and, to a lesser extent, increased sales of product and licenses.

Services revenue increased by $5.1 million, or 35.4%, to $19.5 million during the three months ended March 31, 2014 from $14.4 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, our services revenue was comprised of $12.7 million in maintenance and support, $2.3 million in professional services and training and $4.6 million in subscriptions. The change in services revenue in the three months ended March 31, 2014 from the three months ended March 31, 2013 was primarily due to an increase of $2.5 million in maintenance and support revenue resulting from our larger installed base, and $2.5 million in subscriptions revenue from our cloud-based security services including our Incapsula offering.

Products and license revenue declined by $2.2 million, or 15.4%, to $12.0 million during the three months ended March 31, 2014 from $14.2 million during the three months ended March 31, 2013. The change in product and license revenue was mostly driven by a decrease in the Americas region in the three months ended March 31, 2014 compared to the three months ended March 31, 2012 of $3.1 million. This decrease in the Americas region product and license revenues was primarily due to extended sales cycles for orders resulting from a combination of sales execution challenges in the United States and intensifying competition for orders exceeding $100,000.

Gross Profit

	For the three months ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Products and license	$10,239	$12,278
Gross Margin %	85.5%	86.7%	-1.2%
Services	13,525	10,016
Gross Margin %	69.2%	69.4%	-0.2%

Total gross profit	$23,764	$22,294
Gross Margin %	75.4%	78.0%	-2.6%

Total gross margin decreased 2.6 percentage points from 78.0% during the three months ended March 31, 2013 to 75.4% during the three months ended March 31, 2014 primarily due to an increased proportion of services revenue to total revenue during the quarter ended March 31, 2014. In addition, product and license margins decreased by 1.2% to 85.5% for the three months ended March 31, 2014 as compared to 86.7% for the three months ended March 31, 2013 primarily due to higher costs for third-party licenses and shipping expenses.

Operating Expenses

	For the three months ended March 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$9,961	$6,358	$3,603	56.7%
Percentage of net revenue	31.6%	22.3%
Sales and marketing	23,035	17,547	5,488	31.3%
Percentage of net revenue	73.1%	61.4%
General and administrative	8,405	4,383	4,022	91.8%
Percentage of net revenue	26.7%	15.3%
Amortization of purchased intangibles	204	—	204	100.0%
Percentage of net revenue	0.6%	0.0%

Total operating expenses	$41,605	$28,288	$13,317	47.1%

Results above include stock-based compensation expense of:

	For the three months ended March 31,
	2014	2013	Change
	(dollars in thousands)
Research and development	1,792	666	1,126
Sales and marketing	2,430	1,333	1,097
General and administrative	2,070	641	1,429

	$6,292	$2,640	$3,652

Research and development expenses increased by $3.6 million, or 56.7%, to $10.0 million during the three months ended March 31, 2014 from $6.4 million during the three months ended March 31, 2013. The change was primarily attributable to an increase of $3.5 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts in addition to new personnel associated with the SkyFence and Tomium acquisitions.

Sales and marketing expenses increased by $5.5 million, or 31.3%, to $23.0 million during the three months ended March 31, 2014 from $17.5 million during the three months ended March 31, 2013. The change was principally related to an increase of $3.7 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth, increases in trade show, corporate marketing and seminar costs totaling $0.9 million, in addition to travel, facility and other costs of $0.8 million.

General and administrative expenses increased by $4.0 million, or 91.8%, to $8.4 million during the three months ended March 31, 2014 from $4.4 million during the three months ended March 31, 2013. The change was primarily due to an increase of $2.2 million in personnel costs including an increase of $1.4 million in stock-based compensation charges, $0.7 million of which related to our recently completed acquisition of SkyFence. In addition, general and administrative expenses increased due to $1.4 million of legal and accounting costs related to the acquisitions of SkyFence, Tomium and the remaining interest in Incapsula that we did not previously own, all completed during the first quarter of 2014.

Loss from Operations

Three months ended March 31,
2014	2013	Change	% Change
(dollars in thousands)
$(17,841)	$(5,994)	$(11,847)	-197.6%

Our loss from operations increased by $11.8 million, or 197.6%, to $17.8 million for the three months ended March 31, 2014 from $6.0 million for the three months ended March 31, 2013. Total operating expenses increased by $13.3 million during the three months ended March 31, 2014 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and to incorporate the recently completed acquisitions of SkyFence and Tomium. The increase in operating expenses was comprised of increased sales and marketing costs of $5.5 million to expand our global sales efforts, and an increase of $4.0 million in general and administrative costs, the majority of which were personnel and legal expenses associated with the acquisitions completed during the quarter ended March 31, 2014. In addition, research and development costs increased by $3.6 million due to additional research and development personnel being hired to support our ongoing product development efforts and also new personnel associated with the SkyFence and Tomium acquisitions. This increase in operating expenses was partially offset by an increase in our gross profit of $1.5 million during the three months ended March 31, 2014 due to higher net revenues.

Other Interest/Expense

Three months ended March 31,		Change
2014	2013	Amount	%
(dollars in thousands)
$(154)	$(47)	$(107)	-227.7%

Other income (expense) decreased by $0.1 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. There were no significant changes between the two periods.

Provision (Benefit) for Income Taxes

	For the three months ended March 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision (Benefit) for income taxes	$(371)	$154	$(525)	-340.9%
Effective tax rate	2.1%	-2.5%

During the three months ended March 31, 2014 we recognized a benefit for income taxes of $0.4 million. The benefit was primarily attributable to the recognition of deferred tax assets for foreign losses incurred totaling $0.6 million. There were no other significant changes between the two periods.

Deferred Revenue

	As of March 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total deferred revenue	$61,027	$46,649	$14,378	30.8%

Deferred revenue increased by $14.4 million, or 30.8%, to $61.0 million as of March 31, 2014 from $46.6 million as of March 31, 2013. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support agreements and subscription agreements.

Number of Customers

	As of March 31,		Change
	2014	2013	Amount	%
Number of customers	3,182	2,441	741	30.4%

Our number of customers increased by 741, or 30.4%, to 3,182 as of March 31, 2014 from 2,441 as of March 31, 2013. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 252 people as of March 31, 2013 to 301 as of March 31, 2014. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams.

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

Capital Resources

As of March 31, 2014, we had $105.9 million of cash, cash equivalents and short-term investments, $7.1 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $97.6 million as of December 31, 2011 to $105.9 million as of March 31, 2014. This increase is primarily the result of our cash flows from operations in addition to proceeds from the issuance of common stock in connection with the exercise of stock options and offerings under our Employee Stock Purchase Plan. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of March 31, 2014, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2014. As of March 31, 2014, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$3,176	$7,693
Net cash used in investing activities	(10,422)	(1,285)
Net cash provided by financing activities	1,289	628

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

Net cash provided by operating activities of $3.2 million for the three months ended March 31, 2014 reflected a net loss of $17.6 million, adjusted for non-cash charges of $7.8 million, as well as a net change of $13.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $15.9 million offset by a decrease in deferred revenue of $2.0 million and a decrease in accounts payable and accrued compensation and benefits totaling of $1.2 million.

Cash Flows from Investing Activities

Cash used in investing activities during the three months ended March 31, 2014 was $10.4 million, primarily resulting from the acquisitions of SkyFence and Tomium of $12.1 million in addition to $1.7 million in capital expenditures, partially offset by net proceeds from the maturity of short-term investments of $3.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2014 primarily as a result of proceeds received from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations(1)	$4,182	$5,565	$5,535	$4,780	$3,251	$3,361	$26,674
Severance Pay Fund(2)	—	—	—	—	—	—	4,793
Purchase commitments(3)	—	—	—	—	—	—	3,369

Total	$4,182	$5,565	$5,535	$4,780	$3,251	$3,361	$48,725

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2014, we made regular lease payments of $0.7 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of March 31, 2014 includes $4.8 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Other than the change to our segment reporting and our policy for goodwill and acquired intangible assets, as more fully described in Note 1 to our Condensed Consolidated Financial Statements, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2014 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers. The lawsuit purports to bring suit on behalf of those investors who purchased Imperva’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements, purports to assert claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. A response to the complaint is not yet due.

In addition, we have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our channel partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $10.3 million in 2011, $7.4 million in 2012, $25.2 million in 2013 and $17.4 million in the three months ended March 31, 2014. As a result, we had an accumulated deficit of $116.1 million at March 31, 2014. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, whom we refer to in this Quarterly Report on Form 10-Q as our customers;

•	the timing of sales and shipments of products during a quarter, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services, including subscription services, and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting, procurement and work cycles of our customers, which may result in seasonal variation as our business and the market for solutions such as ours mature;

•	changes in customer renewal rates for our services;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate;

•	the timing of satisfying revenue recognition criteria for our sales, particularly where we accrue the associated commission expense in a different period, which may be affected by the mix of sales by our channel partners, the extent to which we bring on new resellers and distributors and establishing vendor-specific objective evidence of fair value, or VSOE, for new products and maintaining VSOE for maintenance and services;

•	future accounting pronouncements or changes in our accounting policies; and

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, since a significant portion of our expenses are incurred and paid in the Israeli shekel and other currencies besides the U.S. dollar.

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

Many of our existing and potential competitors may have substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader, deeper or otherwise more well-established relationships with customers and potential customers;

•	broader distribution networks and more established relationships with distributors;

•	wider geographic presence;

•	access to larger customer bases;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	greater resources to develop and introduce products that compete with our products;

•	lower labor and development costs; and

•	substantially greater financial, technical and other resources.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Tomium Software, LLC in January 2014, acquired Skyfence Networks Ltd. in February 2014 and acquired the remaining portion of Incapsula that we did not already own in March 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may not be successfully integrated in our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in the year ended December 31, 2011, 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013 and 9% of our bookings for the three months ended March 31, 2014, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 31% of our total revenue for 2011, 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013 and 40% of our total revenue for the three months ended March 31, 2014. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

If we are unable to increase sales to larger customers, our results of operations may suffer.

We continuously seek to increase sales of our products to large enterprises, managed security service providers and government entities. Sales to large enterprises, service providers and government entities involve risks that may not be present, or are present to a lesser extent, with sales to small to mid-sized entities. These risks include:

•	preexisting relationships with larger, entrenched providers of security solutions who have access to key decision makers within the organization and who also have the ability to bundle competing products with a broader product offering;

•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support service contracts, including stricter support response times, and increased penalties for any failure to meet support requirements; and

•	longer sales cycles, including lengthening of sales cycles due to competitive pressures or the evaluation by customers of both our cloud security solutions from Incapsula and our on-premise products as potential alternatives, and the associated risk that substantial time and resources may be spent on a potential customer who elects not to purchase our products and services.

In addition, product purchases by enterprises, managed security service providers, cloud hosting providers and government entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. The ongoing general increase in the number of security vendors vying for mindshare, in some cases using overlapping or confusing messaging, may combine with these factors to extend the sales cycles for our products and services. Further, large enterprises, managed security service providers, cloud hosting providers and government entities typically have longer implementation cycles; require greater product functionality and scalability and a broader range of services; demand that vendors take on a larger share of risks; sometimes require acceptance provisions that can lead to a delay in revenue recognition; and expect greater payment flexibility from vendors. All these factors can add risk to doing business with these customers. If our sales expectations for a large customer do not materialize in a particular quarter or at all, then our business, financial condition and results of operations could be materially and adversely affected.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012, 2013 and the three months ended March 31, 2014, we incurred approximately 37%, 41%, 37% and 35%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013 and then to 693 employees as of March 31, 2014. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 12 issued patents and 11 patent applications pending as of May 1, 2014 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms, firms with large Israeli operations and others doing business with Israel and Israeli companies. In addition, such boycott, restrictive laws, policies or practices may change over time in unpredictable ways, and could, individually or in the aggregate, have a material adverse effect on our business in the future.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development and professional service departments. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, globally for sales personnel, as well as in the San Francisco Bay Area and in Tel Aviv, Israel, the locations in which we have a substantial presence and need for highly-skilled personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares or restricted stock units they hold have declined in value or if the exercise prices of the options that they hold are significantly below the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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

In addition, the stock market in general, and the New York Stock Exchange in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations or factors affecting us more specifically may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. On April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers. The lawsuit purports to bring suit on behalf of those investors who purchased Imperva’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements, purports to assert claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.

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

The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. In October 2013, we loaned $1.1 million of the net IPO proceeds to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014. In January 2014, we paid approximately $4.7 million in cash as part of the consideration in connection with our purchase of certain assets and liabilities of Tomium Software, LLC. In February 2014, we paid $8.6 million in cash, in addition to a holdback payment commitment due 24 months from the acquisition close valued at approximately $7.2 million, as part of the consideration in connection with the acquisition of SkyFence Networks Ltd. We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions other than the acquisition of the outstanding securities of Incapsula not already owned by Imperva.

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

Unregistered Sales of Equity Securities

For the quarter ended March 31, 2014, we did not sell any unregistered securities that were not reported in a Current Report on Form 8-K, except as follows:

As reported in Item 1.01 of the Form 8-K that we filed on February 11, 2014 (the “Form 8-K”), on that date we entered into a Share Exchange Agreement with Incapsula, Inc., our then majority-owned subsidiary (“Incapsula”), Incapsula, Ltd., Incapsula’s wholly-owned subsidiary, the Incapsula stockholders, and Gur Shatz, in his separate capacity as the representative of the Incapsula stockholders. The information set forth in Item 1.01 of the Form 8-K is incorporated herein by reference. In connection with the closing of the acquisition of shares pursuant to the Share Exchange Agreement in March 2014, we issued 84,605 shares of our Common Stock (the “Incapsula Consideration”). The issuance of Imperva shares representing the Incapsula Consideration was not registered under the Securities Act. The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act or Regulation S under the Securities Act. In issuing the shares, Imperva relied upon the representations and warranties of Incapsula stockholders provided in the Share Exchange Agreement in support of the satisfaction of the conditions contained in Regulation D or Regulation S, as applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.
Date: May 9, 2014
	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2014
	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.01+	Share Exchange Agreement, dated as of February 6, 2014, by and among Imperva, Inc. SkyFence Networks, Ltd., the shareholders of SkyFence Networks, Ltd. and Ofer Hendler, in his separate capacity as the Sellers’ Representative.

2.02++	Amendment to Share Exchange Agreement, dated as of February 19, 2014, and Share Exchange Agreement, dated as of February 6, 2014, each by and among Imperva, Inc. SkyFence Networks, Ltd., the shareholders of SkyFence Networks, Ltd. and Ofer Hendler, in his separate capacity as the Sellers’ Representative.

2.03+++	Share Exchange Agreement, dated as of February 11, 2014, by and among Imperva, Inc. Incapsula, Inc., Incapsula, Ltd., the stockholders of Incapsula, Inc. and Gur Shatz, in his separate capacity as the Sellers’ Representative.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K, filed February 6, 2014.
++	Incorporated by reference to Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K, filed February 21, 2014.
+++	Incorporated by reference to Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K, filed February 11, 2014.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.