Form 10-Q
period 2014-06-30
IMPERVA INC
filed 2014-08-08
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2014: 26,494,702 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,990	$76,704
Short-term investments	36,489	38,381
Restricted cash	57	34
Accounts receivable, net of allowance for doubtful accounts of $592 and $410 as of June 30, 2014 and December 31, 2013, respectively	33,604	44,446
Inventory	324	512
Deferred tax assets	374	341
Prepaid expenses and other current assets	3,398	3,972

Total current assets	137,236	164,390
Property and equipment, net	6,732	5,475
Goodwill	34,972	—
Acquired intangible assets, net	10,103	—
Severance pay fund	4,599	4,140
Restricted cash	1,575	1,252
Deferred tax assets	42	42
Other assets	719	1,192

TOTAL ASSETS	$195,978	$176,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,298	$3,948
Accrued compensation and benefits	12,235	12,930
Accrued and other current liabilities	4,369	3,961
Deferred revenue	42,206	40,337

Total current liabilities	62,108	61,176
Other liabilities	10,129	1,993
Deferred revenue	21,936	22,715
Accrued severance pay	5,078	4,385

TOTAL LIABILITIES	99,251	90,269

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 26,508,022 and 25,206,498 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	228,602	187,957
Accumulated deficit	(131,544)	(98,695)
Accumulated other comprehensive loss	(333)	(428)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	96,727	88,836
Noncontrolling interest	—	(2,614)

TOTAL STOCKHOLDERS’ EQUITY	96,727	86,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,978	$176,491

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue:
Products and license	$16,586	$15,671	$28,557	$29,825
Services	21,856	15,668	41,401	30,099

Total net revenue	38,442	31,339	69,958	59,924
Cost of revenue:
Products and license	2,075	2,446	3,807	4,322
Services	6,959	5,098	12,979	9,513

Total cost of revenue	9,034	7,544	16,786	13,835

Gross profit	29,408	23,795	53,172	46,089
Operating expenses:
Research and development	11,618	6,646	21,579	13,004
Sales and marketing	25,065	18,281	48,100	35,828
General and administrative	7,621	4,597	16,026	8,980
Amortization of acquired intangible assets	362	—	566	—

Total operating expenses	44,666	29,524	86,271	57,812

Loss from operations	(15,258)	(5,729)	(33,099)	(11,723)
Other income (expense), net	(215)	(55)	(369)	(102)

Loss before provision (benefit) for income taxes	(15,473)	(5,784)	(33,468)	(11,825)
Provision (benefit) for income taxes	(35)	261	(406)	415

Net loss	(15,438)	(6,045)	(33,062)	(12,240)
Loss attributable to noncontrolling interest	—	130	213	266

Net loss attributable to Imperva, Inc. stockholders	$(15,438)	$(5,915)	$(32,849)	$(11,974)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.60)	$(0.24)	$(1.29)	$(0.50)

Shares used in computing net loss per share of common stock, basic and diluted	25,782	24,171	25,545	24,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(15,438)	$(6,045)	$(33,062)	$(12,240)
Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	11	(141)	14	(208)
Net change in unrealized gain (loss) on hedging instruments	81	(234)	81	(97)

	92	(375)	95	(305)

Comprehensive loss	(15,346)	(6,420)	(32,967)	(12,545)
Comprehensive loss attributable to noncontrolling interest	—	130	213	266

Comprehensive loss attributable to Imperva, Inc. stockholders	$(15,346)	$(6,290)	$(32,754)	$(12,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
For the six months ended June 30, 2014
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	738,479	—	24,164	—	—	—	24,164
Issuance of common stock, net of repurchases	473,442	—	3,223	—	—	—	3,223
Vesting of restricted stock	—	—	400	—	—	—	400
Stock-based compensation	—	—	15,331	—	—	—	15,331
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	14	—	14
Change in unrealized gain (loss) on derivatives	—	—	—	—	81	—	81
Net loss	—	—	—	(32,849)	—	(213)	(33,062)

Comprehensive loss							(32,967)

Balance as of June 30, 2014	26,508,022	$2	$228,602	$(131,544)	$(333)	$—	$96,727

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
For the six months ended June 30, 2013
Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	448,410	—	2,893	—	—	—	2,893
Vesting of restricted stock	—	—	400	—	—	—	400
Stock-based compensation	—	—	6,445	—	—	—	6,445
Sale of additional ownership in Incapsula	—	—	37	—	—	(37)	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(208)	—	(208)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	(11,974)	—	(266)	(12,240)

Comprehensive loss							(12,545)

Balance as of June 30, 2013	24,744,486	$2	$167,764	$(85,491)	$556	$(1,407)	$81,424

The accompanying notes are an integral part of these condensed consolidated financial statements .

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,062)	$(12,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,688	1,269
Stock-based compensation	15,331	6,445
Amortization of acquired intangibles	566	—
Amortization of premiums/accretion of discounts on short-term investments	217	383
Changes in operating assets and liabilities:
Accounts receivable, net	10,842	8,489
Inventory	188	(40)
Prepaid expenses and other assets	1,207	(404)
Accounts payable	(928)	(16)
Accrued compensation and benefits	(884)	1,350
Accrued and other liabilities	(88)	(390)
Severance pay (net)	234	65
Deferred revenue	1,090	2,012
Deferred tax assets	(33)	(18)
Other	(1)	(8)

Net cash provided by (used in) operating activities	(3,633)	6,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(11,615)	(27,026)
Proceeds from sales/maturities of short-term investments	13,585	29,361
Acquisitions, net of cash acquired	(12,083)	—
Purchase of property and equipment	(2,845)	(1,202)
Change in restricted cash	(346)	59

Net cash provided by (used in) investing activities	(13,304)	1,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	3,223	2,893

Net cash provided by financing activities	3,223	2,893

Effect of exchange rate changes on cash and cash equivalents	—	(162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,714)	10,820
CASH AND CASH EQUIVALENTS - Beginning of period	76,704	59,201

CASH AND CASH EQUIVALENTS - End of period	$62,990	$70,021

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$400	$400

Common stock issued in connection with acquisitions	$24,164	$—

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

During the three months ended March 31, 2014, we revised our business segments based upon the acquisition of the remaining shares of Incapsula, Inc. that the Company did not already own. As a result, we no longer separately report the Incapsula segment and the Company now operates in one operating, and therefore, reportable segment in order to better align Incapsula with our strategic approach to the markets and customers we serve. The reclassification of historical business segment information had no impact on the Company’s basic financial statements.

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

The Company completes its annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the six months ended June 30, 2014.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in the six months ended June 30, 2014. Our intangible assets are amortized over their estimated useful lives of 7 to 10 years. Amortization is based on a straight-line basis as the consumption pattern of the asset is not apparent. The weighted average useful life of our acquired technology intangible assets was 8 years.

Concentration of Revenue and Accounts Receivable

For the three months ended June 30, 2013, the Company had one customer that represented 11% of the Company’s total revenue. For the three months ended June 30, 2014 and for the six months ended June 30, 2014 and 2013, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of June 30, 2014 or December 31, 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The new guidance will be applicable for disposal transactions, if any, that we initiate after the adoption date. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position, results of operations or cash flows.

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

3. Acquisitions

Acquisitions during the first six months of 2014 were accounted for in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations, and the results of operations of each acquisition have been included in our consolidated results of operations from the respective date of the acquisition. Each of the acquisitions was not material, either individually or in the aggregate to our results of operations in the period of acquisition.

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

Per the terms of the acquisition agreement (as amended) with Skyfence and its security holders, we purchased all of the outstanding shares of capital stock of Skyfence in exchange for (a) approximately $8.6 million in cash, in addition to a holdback payment commitment due 24 months from the acquisition close valued at approximately $7.2 million, and (b) 884,422 shares of Company common stock, of which 532,262 shares are subject to forfeiture based upon time-based vesting and continuing employment, and were therefore excluded from purchase consideration as such amounts will be recorded as compensation expense over the term of the corresponding four-year service period. In addition, 29,871 of the shares are subject to a holdback period of up to 24 months from the date of acquisition. We also assumed stock options outstanding in accordance with the terms of the applicable Skyfence stock option plan and Skyfence stock option agreement relating to that Skyfence stock option. Based on Skyfence’s stock options outstanding at February 7, 2014, Imperva converted options to purchase 164,000 shares of Skyfence stock into options to purchase 24,828 shares of Imperva common stock.

The fair value of Imperva’s shares issued is based on Imperva’s closing price per share of $59.08 as reported on the New York Stock Exchange at the closing of the Acquisition on February 7, 2014.

The fair values of the stock option awards assumed were estimated using a Black-Scholes option-pricing model. The estimated fair values of unvested equity awards of $1.1 million will be recorded as operating expense over the remaining requisite service periods as they relate to post-combination services, while the fair values of vested equity based awards of $0.3 million were included in total purchase price as they relate to pre-combination services. The total purchase consideration is as follows (in thousands):

Cash	$8,558
Cash holdback liability	7,157
Fair value of common stock	20,855
Estimated fair value of equity awards assumed and replaced	354

$36,924

The acquisition of Skyfence was accounted for in accordance with the acquisition method of accounting for business combinations with Imperva as the accounting acquirer. We expensed the related acquisition costs in the amount of $0.9 million in general and administrative expenses. In addition, stock-based compensation expense totaling $3.2 million was recognized from the date of acquisition through June 30, 2014.

The excess of the consideration for SkyFence over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Management believes that the goodwill represents the synergies expected from combining the products and technologies of Imperva with those of Skyfence, which will enhance the Company’s overall product portfolio. The purchased technology will be amortized straight-line over a seven-year preliminary estimated useful life. Also as part of the acquisition, we assumed deferred tax liabilities related to the fair value of the developed technology we obtained in the acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The total purchase price was allocated using the information available at the business combination date. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (table in thousands):

Net tangible assets	$1,014
Existing technology	7,965
Deferred tax liability assumed	(1,528)
Goodwill	29,473

Total purchase price	$36,924

The results of operations of Skyfence described above have been included in Imperva’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations of the Company and Skyfence as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense and the related income tax effects. Direct transaction costs are excluded from the June 30, 2014 pro forma condensed combined financial information presented below. For pro forma purposes, during the six months ended June 30, 2014 and 2013, $148,000 and $248,000, respectively, of income tax benefit associated with the deferred tax liability was recognized in earnings. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. Supplemental information on an unaudited pro forma basis, as if the Skyfence acquisition had been consummated on January 1, 2013 is presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pro forma revenue	$38,442	$31,339	$69,958	$59,924
Pro forma loss from operations	$(15,259)	$(8,529)	$(33,868)	$(17,324)
Pro forma net loss	$(15,548)	$(8,695)	$(33,684)	$(17,540)

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

The following table summarizes the preliminary allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date based on information available at the business combination date (amounts in table in thousands):

Intangible assets	$2,704
Goodwill	5,499

Total intangible assets acquired	8,203
Other acquired tangible assets	60

Fair value of assets acquired	$8,263

The total purchase price was allocated using the information available at the business combination date. Goodwill recorded in connection with the acquisition is deductible for U.S. income tax purposes.

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

The results of operations related to the Tomium assets and liabilities have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$25,306	$—	$—	$25,306
Commercial paper	23,988	—	1	23,987
Bank deposits	11,009	—	—	11,009
Money market funds	2,688	—	—	2,688

Total	$62,991	$—	$1	$62,990

Short-term investments:
Corporate debt obligations	$26,211	$35	$1	$26,245
Bank deposits	10,244	—	—	10,244

Total	$36,455	$35	$1	$36,489

	As of December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$41,973	$—	$—	$41,973
Commercial paper	21,948	—	1	21,947
Bank deposits	10,165	—	—	10,165
Money market funds	2,619	—	—	2,619

Total	$76,705	$—	$1	$76,704

Short-term investments:
Corporate debt obligations	$28,220	$22	$14	$28,228
Bank deposits	10,153	—	—	10,153

Total	$38,373	$22	$14	$38,381

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2014 (in thousands):

	As of June 30, 2014
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$25,352	$25,374
Due within two years	11,103	11,115

Total	$36,455	$36,489

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

None of the Company’s short-term investments have been in an unrealized loss position for more than twelve months as of June 30, 2014 and December 31, 2013.

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the six months ended June 30, 2014.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy (in thousands):

	As of June 30, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$23,987	$—	$23,987
Bank deposits	—	11,009	—	11,009
Money market funds	2,688	—	—	2,688
Short-term investments:
Corporate debt obligations	—	26,245	—	26,245
Bank deposits	—	10,244	—	10,244

Total financial assets	$2,688	$71,485	$—	$74,173

Prepaid expenses and other current assets - Forward foreign exchange contracts	$—	$128	$—	$128

	As of December 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$21,947	$—	$21,947
Bank deposits	—	10,165	—	10,165
Money market funds	2,619	—	—	2,619
Short-term investments:
Corporate debt obligations	—	28,228	—	28,228
Bank deposits	—	10,153	—	10,153

Total financial assets	$2,619	$70,493	$—	$73,112

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.6 million and $4.1 million as of June 30, 2014 and December 31, 2013, respectively.

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

There were no outstanding derivative instruments as of December 31, 2013. Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheet as of June 30, 2014 is presented in the following table (in thousands):

	Asset as of June 30, 2014
	(unaudited)
	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$14,109	$128

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$132	$59	$132	$486
Losses recognized in OCI (a)	(14)	—	(14)	—
Gains reclassified from accumulated OCI into net loss (b)	4	360	4	583
Losses reclassified from accumulated OCI into net loss (b)	(14)	—	(14)	—
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (c)	$—	$25	$—	$27
Losses recognized in net loss (c)	—	—	—	(57)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $(1) and $(9) were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2014 and $(1) and $(9) were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2014. $22 and $338 were recognized within cost of sales and operating expenses, respectively for the three months ended June 30, 2013 and $39 and $544 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2013. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Classified in other income (expense), net.

7. Acquired Intangible Assets

Acquired technology intangible assets subject to amortization as of June 30, 2014 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Acquired Technology	$10,669	$(566)	$10,103

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of June 30, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Acquired Technology
Fiscal Year
2014	$704
2015	1,408
2016	1,408
2017	1,408
2018	1,408
Thereafter	3,767

Total Expected Amortization Expense	$10,103

8. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of June 30, 2014. As of June 30, 2014 and December 31, 2013, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2015, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of June 30, 2014 and December 31, 2013, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2019. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of June 30, 2014 (in thousands):

Year Ending December 31:	Operating Leases	Estimated Sublease Income
2014 (remaining 6 months)	$2,922	$251
2015	5,761	244
2016	5,731	81
2017	4,973	—
2018	3,443	—
Thereafter	347	—

Total	$23,177	$576

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2014 and 2013 was $1.9 million and $1.7 million, respectively.

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

As of June 30, 2014 the Company has $1.6 million in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $89,000 as of June 30, 2014. Motor vehicle lease expenses for the six months ended June 30, 2014 and 2013 were $1.4 million and $1.2 million, respectively.

(c) Purchase Commitments

As of June 30, 2014 and December 31, 2013, the Company had purchase commitments of $5.9 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

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

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against Imperva (as a nominal defendant), and naming certain officers and members of Imperva’s board of directors as individual defendants. The lawsuit relates to the acquisition of SkyFence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by Imperva, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. A response to the complaint is not yet due.

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

The Company has initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2014, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 252,065 shares.

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

The following table summarizes option activity under the Incapsula Plan and related information for the six months ended June 30, 2014:

		Number of
		Performance-
		based	Number of
	Shares	Restricted	Stock	Weighted
	Available for	Share Units	Options	Average
	Grant	Outstanding	Outstanding	Exercise Price
Outstanding - January 1, 2014	89,687	7,095,461	1,806,500	$0.47
Granted	(95,000)	—	95,000	1.25
Exercised	0	—	—	—
Forfeited	15,213	(12,713)	(2,500)	1.25
Transferred to Imperva 2011 stock option plan	(9,900)	(7,082,748)	(1,899,000)	0.16

Outstanding - June 30, 2014	—	—	—	$—

The options outstanding and performance restricted share units under the Incapsula 2010 Share Incentive Plan were assumed as part of the Incapsula Acquisition and are equivalent to 253,187 shares of Company common stock on an as-converted basis. The Company does not intend to grant any additional shares under the Incapsula 2010 Share Incentive Plan.

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, the Incapsula 2010 Share Incentive Plan, and the SkyFence 2013 Share Incentive Plan (collectively “the Plans”) in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$529	$255	$903	$468
Research and development	2,190	720	3,982	1,386
Sales and marketing	3,209	1,643	5,639	2,976
General and administrative	2,737	974	4,807	1,615

Total stock-based compensation expense	$8,665	$3,592	$15,331	$6,445

The fair value of stock option grants for the three months and six months ended June 30, 2014 and 2013 was estimated using the following weighted average assumptions:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.9%	1.1%	1.9%	1.1%
Expected term (in years)	6.1	6.0	6.1	6.0
Expected volatility	44%	48%	45%	46%
ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	57%	48%	57%	48%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the Plans and related information:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Balances - January 1, 2014	1,675,506	$23.78	8.01	$40,813
Granted	779,005	47.45
Exercised or released	(254,766)	10.75
Cancelled or forfeited	(140,406)	32.14
Options assumed in acquisitions	72,607	14.14

Balances - June 30, 2014	2,131,946	$33.05	8.19	$9,541

Options exercisable	625,837	$19.72	6.65	$6,224

RSU Activity

A summary of RSU activity under the Plans for the six months ended June 30, 2014, is as follows:

	Number of	Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair
	Outstanding	Value
Unvested - January 1, 2014	1,044,651	$31.64
Granted	885,752	47.02
Granted, performance RSUs	16,000	58.02
Released	(144,611)	34.41
Cancelled or expired	(107,052)	38.98
RSUs assumed in acquisitions	204,828	61.40

Unvested - June 30, 2014	1,899,568	$41.62

The aggregate intrinsic value of options exercised under the Plans was $9.6 million for the six months ended June 30, 2014. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of June 30, 2014 was $26.18 per share. As of June 30, 2014, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $92.6 million, net of estimated forfeitures. As of June 30, 2014, this cost will be amortized to expense over a weighted-average remaining period of 3.1 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the six months ended June 30, 2014 and 2013.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the six months ended June 30, 2014 and the years ended December 31, 2012 and 2011. As of June 30, 2014, 210,954 shares of restricted common stock held by the Company’s CEO were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company agreed to exchange 532,262 shares with a fair value per share of $59.08 as part of the purchase consideration which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. None of these shares were vested as of June 30, 2014.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of June 30, 2014, 26,250 shares were unvested.

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

11. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Unrealized			Unrealized
	gain (loss) on	Unrealized		gain (loss) on	Unrealized
	cash flow	gain (loss) on		cash flow	gain (loss) on
	hedges	investments	Total	hedges	investments	Total
Balance at April 1	$(426)	$1	$(425)	$827	$104	$931
Other comprehensive income (loss) before reclassifications	76	11	87	207	(62)	145
Amounts reclassified to net loss	5	—	5	(441)	(79)	(520)

Other comprehensive income (loss)	81	11	92	(234)	(141)	(375)

Balance at June 30	$(345)	$12	$(333)	$593	$(37)	$556

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Unrealized			Unrealized
	gain (loss) on	Unrealized		gain (loss) on	Unrealized
	cash flow	gain (loss) on		cash flow	gain (loss) on
	hedges	investments	Total	hedges	investments	Total
Balance at January 1	$(426)	$(2)	$(428)	$690	$171	$861
Other comprehensive income (loss) before reclassifications	76	14	90	486	(46)	440
Amounts reclassified to net loss	5	—	5	(583)	(162)	(745)

Other comprehensive income (loss)	81	14	95	(97)	(208)	(305)

Balance at June 30	$(345)	$12	$(333)	$593	$(37)	$556

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
		Tax			Tax
	Pre-Tax	Expense	After-Tax	Pre-Tax	Expense	After-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$118	$(42)	$76	$59	$148	$207
Reclassification adjustments[1]	10	(5)	5	(360)	(81)	(441)

Unrealized gains (losses) on cash flow hedges, net	128	(47)	81	(301)	67	(234)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	21	(10)	11	(62)	—	(62)
Reclassification adjustments[2]	—	—	—	(79)	—	(79)

Unrealized gains (losses) on investments	21	(10)	11	(141)	—	(141)

Other comprehensive income/(loss)	$149	$(57)	$92	$(442)	$67	$(375)

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
		Tax			Tax
	Pre-Tax	Expense	After-Tax	Pre-Tax	Expense	After-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$118	$(42)	$76	$486	$—	$486
Reclassification adjustments[1]	10	(5)	5	(583)	—	(583)

Unrealized gains (losses) on cash flow hedges, net	128	(47)	81	(97)	—	(97)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	26	(12)	14	(46)	—	(46)
Reclassification adjustments[2]	—	—	—	(162)	—	(162)

Unrealized gains (losses) on investments	26	(12)	14	(208)	—	(208)

Other comprehensive income/(loss)	$154	$(59)	$95	$(305)	$—	$(305)

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

12. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense (benefit) of $(35,000) and $0.3 million for the three months ended June 30, 2014 and 2013, respectively and $(0.4) million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. These income tax expense (benefit) amounts were primarily attributable to foreign taxes.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s deferred tax assets.

13. Segment Information

During the three months ended March 31, 2014, we revised our business segments based upon the acquisition of the remaining shares of Incapsula, Inc. that the Company did not already own. As a result, the Company no longer separately reports the Incapsula segment and the Company now operates its business in one operating segment, which is the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Maintenance and support	$13,522	$10,673	$26,185	$20,787
Professional services and training	3,081	2,496	5,380	4,771
Subscriptions	5,253	2,499	9,836	4,541

Total net services revenue	$21,856	$15,668	$41,401	$30,099

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Americas	$22,854	$20,048	$40,930	$38,227
EMEA	9,404	6,223	17,614	12,502
APAC	6,184	5,068	11,414	9,195

Total net revenue	$38,442	$31,339	$69,958	$59,924

The following table presents long-lived assets by location (in thousands):

	As of	As of
	June 30,	December 31,
	2014	2013
United States	$6,520	$3,039
Israel	10,286	2,422
Other	29	14

Total long-lived assets	$16,835	$5,475

14. Net Loss per Share

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and six
	months ended June 30,
	2014	2013
Stock options to purchase common stock	2,131,946	2,031,257
Restricted stock units for common stock	1,899,568	873,207
Restricted shares of common stock subject to repurchase	237,204	432,920
Restricted stock issued in connection with Skyfence acquisition	354,678	—

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

Our research and development efforts are focused primarily on improving and enhancing our existing data center security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2014, we had 248 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $21.6 million for the six months ended June 30, 2014 as compared to $13.0 million for the same period in 2013.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2014, 59% of our total revenue was generated from the Americas, 25% from Europe, Middle East and Africa (“EMEA”) and 16% from Asia Pacific (“APAC”).

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

As of June 30, 2014, we had over 3,300 customers in more than 90 countries, excluding direct customers of our Incapsula subsidiary. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, global consumer financial service firms, computer hardware companies, as well as over 250 government agencies around the world and more than 350 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $78.3 million in 2011 to $137.8 million in 2013. We have incurred net losses attributable to our stockholders of $32.8 million in the six months ended June 30, 2014 and $25.2 million in the year ended December 31, 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $131.5 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of June 30,		For the six months ended or As of June 30,
	2014	2013	2014	2013
	(in thousands, except number of customers and percentages)
Net revenue	$38,442	$31,339	$69,958	$59,924
Gross margin	76.5%	75.9%	76.0%	76.9%
Loss from operations	$(15,258)	$(5,729)	$(33,099)	$(11,723)
Total deferred revenue	$64,142	$48,303	$64,142	$48,303
Cash, cash equivalents and short-term investments	$99,479	$110,383	$99,479	$110,383
Net cash provided by (used in) operations	$(6,809)	$(796)	$(3,633)	$6,897
Number of customers	3,357	2,626	3,357	2,626

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Americas	$22,854	$20,048	$40,930	$38,227
EMEA	9,404	6,223	17,614	12,502
APAC	6,184	5,068	11,414	9,195

Total net revenue	$38,442	$31,339	$69,958	$59,924

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Amortization of acquired intangible assets

Intangible assets acquired through acquisitions are amortized in operating expenses.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2014 and 2013 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$16,586	43.1%	$15,671	50.0%	$28,557	40.8%	$29,825	49.8%
Services:
Maintenance and support	13,522	35.2%	10,673	34.0%	26,185	37.4%	20,787	34.7%
Professional services and training	3,081	8.0%	2,496	8.0%	5,380	7.7%	4,771	7.9%
Subscriptions	5,253	13.7%	2,499	8.0%	9,836	14.1%	4,541	7.6%

Total Services	21,856	56.9%	15,668	50.0%	41,401	59.2%	30,099	50.2%

Total net revenue	38,442	100.0%	31,339	100.0%	69,958	100.0%	59,924	100.0%
Cost of revenue:
Products and license	2,075	5.4%	2,446	7.8%	3,807	5.4%	4,322	7.2%
Services	6,959	18.1%	5,098	16.3%	12,979	18.6%	9,513	15.9%

Total cost of revenue	9,034	23.5%	7,544	24.1%	16,786	24.0%	13,835	23.1%

Gross profit	29,408	76.5%	23,795	75.9%	53,172	76.0%	46,089	76.9%
Operating expenses:
Research and development	11,618	30.2%	6,646	21.2%	21,579	30.8%	13,004	21.7%
Sales and marketing	25,065	65.2%	18,281	58.3%	48,100	68.8%	35,828	59.8%
General and administrative	7,621	19.8%	4,597	14.7%	16,026	22.9%	8,980	15.0%
Amortization of purchased intangibles	362	1.0%	—	0.0%	566	0.8%	—	0.0%

Total operating expenses	44,666	116.2%	29,524	94.2%	86,271	123.3%	57,812	96.5%

Loss from operations	(15,258)	-39.7%	(5,729)	-18.3%	(33,099)	-47.3%	(11,723)	-19.6%
Other income (expense), net	(215)	-0.6%	(55)	-0.2%	(369)	-0.5%	(102)	-0.2%

Loss before provision for income taxes	(15,473)	-40.3%	(5,784)	-18.5%	(33,468)	-47.8%	(11,825)	-19.8%
Provision for income taxes	(35)	-0.1%	261	0.8%	(406)	-0.5%	415	0.7%

Net loss	(15,438)	-40.2%	(6,045)	-19.3%	(33,062)	-47.3%	(12,240)	-20.5%
Loss attributable to noncontrolling interest	—	0.0%	130	0.4%	213	0.3%	266	0.5%

Net loss attributable to Imperva, Inc. stockholders	$(15,438)	-40.2%	$(5,915)	-18.9%	$(32,849)	-47.0%	$(11,974)	-20.0%

Comparison of the Three Months and Six Months Ended June 30, 2014 and 2013

	For the three months ended June 30,		Change		For the six months ended June 30,
	2014	2013	Amount	%	2014	2013	Change
	(dollars in thousands)
Net revenue:
Products and license	$16,586	$15,671	$915	5.8%	$28,557	$29,825	$(1,268)	-4.3%
Percentage of net revenue	43.1%	50.0%			40.8%	49.8%
Services:
Maintenance and support	13,522	10,673	2,849	26.7%	26,185	20,787	5,398	26.0%
Percentage of net revenue	35.2%	34.0%			37.4%	34.7%
Professional services and training	3,081	2,496	585	23.4%	5,380	4,771	609	12.8%
Percentage of net revenue	8.0%	8.0%			7.7%	7.9%
Subscriptions	5,253	2,499	2,754	110.2%	9,836	4,541	5,295	116.6%
Percentage of net revenue	13.7%	8.0%			14.1%	7.6%

Total Services	21,856	15,668	6,188	39.5%	41,401	30,099	11,302	37.5%
Percentage of net revenue	56.9%	50.0%			59.2%	50.2%

Total net revenue	$38,442	$31,339	$7,103	22.7%	$69,958	$59,924	$10,034	16.7%

Americas	$22,854	$20,048	$2,806	14.0%	$40,930	$38,227	$2,703	7.1%
Percentage of net revenue	59.5%	64.0%			58.5%	63.8%
EMEA	9,404	6,223	3,181	51.1%	17,614	12,502	5,112	40.9%
Percentage of net revenue	24.5%	19.8%			25.2%	20.9%
APAC	6,184	5,068	1,116	22.0%	11,414	9,195	2,219	24.1%
Percentage of net revenue	16.1%	16.2%			16.3%	15.3%

Total net revenue	$38,442	$31,339	$7,103	22.7%	$69,958	$59,924	$10,034	16.7%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Our net revenue increased by $7.1 million, or 22.7%, to $38.4 million during the three months ended June 30, 2014 from $31.3 million during the three months ended June 30, 2013 primarily due to growth in services revenue. This revenue growth reflects the increasing demand for our subscription service offerings as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. The EMEA region contributed the largest portion of this growth with a $3.2 million increase over the same period in 2013 while revenue for the Americas region grew by $2.8 million. The revenue growth in the EMEA region in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, and increased revenue from subscription sales of our cloud-based services. The Americas region experienced a similar increase in services revenue.

Products and license revenue increased by $0.9 million, or 5.8%, to $16.6 million during the three months ended June 30, 2014 from $15.7 million during the three months ended June 30, 2013. The change in product and license revenue was mostly driven by an increase in the EMEA region in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due to increased sales volume of our products.

Services revenue increased by $6.2 million, or 39.5%, to $21.9 million during the three months ended June 30, 2014 from $15.7 million during the three months ended June 30, 2013. During the three months ended June 30, 2014, our services revenue was comprised of $13.5 million in maintenance and support, $3.1 million in professional services and training and $5.3 million in subscriptions. The change in services revenue in the three months ended June 30, 2014 from the three months ended June 30, 2013 was primarily due to an increase of $2.8 million in maintenance and support revenue resulting from our larger installed base, $0.6 million in professional services and training revenues, and $2.8 million in subscriptions revenue from our cloud-based security services and ThreatRadar.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Our net revenue increased by $10.0 million, or 16.7%, to $70.0 million during the six months ended June 30, 2014 from $59.9 million during the six months ended June 30, 2013 primarily due to growth in services revenue. This revenue growth reflects the increasing demand for our subscription service offerings as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. The EMEA region contributed the largest portion of this growth with a $5.1 million increase over the same period in 2013. Revenue growth in the EMEA region in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, increased revenue from subscription sales of our cloud-based services, and, to a lesser extent, increased sales of both product and licenses.

Services revenue increased by $11.3 million, or 37.5%, to $41.4 million during the six months ended June 30, 2014 from $30.1 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, our services revenue was comprised of $26.2 million in maintenance and support, $5.4 million in professional services and training and $9.8 million in subscriptions. The change in services revenue in the six months ended June 30, 2014 from the six months ended June 30, 2013 was primarily due to an increase of $5.4 million in maintenance and support revenue resulting from our larger installed base, $1.9 million in professional services and training revenues, and $5.3 million in subscriptions revenue from our cloud-based security services and ThreatRadar product.

Products and license revenue declined by $1.2 million, or 4.3%, to $28.6 million during the six months ended June 30, 2014 from $29.8 million during the six months ended June 30, 2013. The change in product and license revenue was mostly driven by a decrease of $3.1 million in the Americas region during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in the Americas region product and license revenue was primarily due to extended sales cycles for orders resulting from a combination of sales execution challenges in the United States and intensifying competition for orders exceeding $100,000.

Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Products and license	$14,511	$13,225		$24,750	$25,503
Gross Margin %	87.5%	84.4%	3.1%	86.7%	85.5%	1.2%
Services gross profit	14,897	10,570		28,422	20,586
Gross Margin %	68.2%	67.5%	0.7%	68.7%	68.4%	0.3%

Total gross profit	$29,408	$23,795		$53,172	$46,089
Gross Margin %	76.5%	75.9%	0.6%	76.0%	76.9%	-0.9%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Total gross margin increased 0.6 percentage points from 75.9% during the three months ended June 30, 2013 to 76.5% during the three months ended June 30, 2014 primarily due to a products and license gross margin increase of 3.1% to 87.5% for the three months ended June 30, 2014 as compared to 84.4% for the three months ended June 30, 2013. The product and licenses gross margin improvement was primarily attributable to lower third-party product costs in the three months ended June 30, 2014 as compared to the comparable 2013 period as well as an increase in the proportion of virtual appliance to total appliance sales in the quarter ended June 30, 2014 as compared to the 2013 period. Virtual appliance sales tend to have higher gross margin percentages than physical appliances.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Total gross margin decreased 0.9 percentage points from 76.9% during the six months ended June 30, 2013 to 76.0% during the six months ended June 30, 2014 primarily due to an increased proportion of services revenue to total revenues for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Operating Expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$11,618	$6,646	$4,972	74.8%	$21,579	$13,004	8,575	65.9%
Percentage of net revenue	30.2%	21.2%			30.8%	21.7%
Sales and marketing	25,065	18,281	6,784	37.1%	48,100	35,828	12,272	34.3%
Percentage of net revenue	65.2%	58.3%			68.8%	59.8%
General and administrative	7,621	4,597	3,024	65.8%	16,026	8,980	7,046	78.5%
Percentage of net revenue	19.8%	14.7%			22.9%	15.0%
Amortization of purchased intangibles	362	—	362	100.0%	566	—	566	100.0%
Percentage of net revenue	1.0%	0.0%			0.8%	0.0%

Total operating expenses	$44,666	$29,524	$15,142	51.3%	$86,271	$57,812	$28,459	49.2%

Results above include stock-based compensation expense of:

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Cost of revenues	$529	$255	$274	$903	$468	$435
Research and development	2,190	720	1,470	3,982	1,386	2,596
Sales and marketing	3,209	1,643	1,566	5,639	2,976	2,663
General and administrative	2,737	974	1,763	4,807	1,615	3,192

	$8,665	$3,592	$5,073	$15,331	$6,445	$8,886

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Research and development expenses increased by $5.0 million, or 74.8%, to $11.6 million during the three months ended June 30, 2014 from $6.6 million during the three months ended June 30, 2013. The change was primarily attributable to an increase of $4.3 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts and Skyfence related research and development costs. In addition, we incurred increased third-party licensing costs of $0.4 million during the three months ended June 30, 2014.

Sales and marketing expenses increased by $6.8 million, or 37.1%, to $25.1 million during the three months ended June 30, 2014 from $18.3 million during the three months ended June 30, 2013. The change was principally related to an increase of $5.5 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth in addition to hiring related to our Skyfence acquisition. We also incurred increases in trade show, corporate marketing and seminar costs totaling $0.6 million.

General and administrative expenses increased by $3.0 million, or 65.8%, to $7.6 million during the three months ended June 30, 2014 from $4.6 million during the three months ended June 30, 2013. The change was primarily due to an increase of $2.5 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth in addition to headcount costs related to the acquisition of Skyfence.

Amortization of purchased intangibles increased by $0.4 million during the three months ended June 30, 2014 related to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014. There was no such amortization in the prior year.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Research and development expenses increased by $8.6 million, or 65.9%, to $21.6 million during the six months ended June 30, 2014 from $13.0 million during the six months ended June 30, 2013. The change was primarily attributable to an increase of $7.7 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts and Skyfence related research and development costs. In addition, we incurred increased third-party licensing costs of $0.4 million during the three months ended June 30, 2014.

Sales and marketing expenses increased by $12.3 million, or 34.3%, to $48.1 million during the six months ended June 30, 2014 from $35.8 million during the six months ended June 30, 2013. The change was principally related to an increase of $9.3 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth in addition to hiring related to our Skyfence acquisition. Increases in trade show, corporate marketing and seminar costs, travel, and costs totaling $2.8 million also contributed to the increase in the six months ended June 30, 2014 as compared to the prior year comparable period.

General and administrative expenses increased by $7.0 million, or 78.5%, to $16.0 million during the six months ended June 30, 2014 from $9.0 million during the six months ended June 30, 2013. The change was primarily due to an increase of $4.9 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth in addition to headcount cost related to the acquisition of Skyfence. In addition, general and administrative expenses increased due to $1.4 million of legal and accounting costs related to the acquisitions of Skyfence, Tomium and the remaining interest in Incapsula that we did not previously own, all completed during the first quarter of 2014.

Amortization of purchased intangibles increased by $0.6 million during the six months ended June 30, 2014 related to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014. There was no such amortization in the prior year.

Loss from Operations

Three months ended				Six months ended
June 30,				June 30,
2014	2013	Change	% Change	2014	2013	Change	% Change
(dollars in thousands)
$(15,258)	$(5,729)	$(9,529)	-166.3%	$(33,099)	$(11,723)	$(21,376)	-182.3%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Our loss from operations increased by $9.5 million, or 166.3%, to $15.3 million for the three months ended June 30, 2014 from $5.7 million for the three months ended June 30, 2013. Total operating expenses increased by $15.1 million during the three months ended June 30, 2014 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and to incorporate the acquisitions of Skyfence and Tomium, which were closed in the first quarter of 2014. The increase in operating expenses was comprised of increased sales and marketing costs of $6.8 million to expand our global sales efforts, and an increase of $5.0 million of research and development costs to support our ongoing product development efforts and also new personnel associated with the Skyfence and Tomium acquisitions. In addition, we had increased general and administrative costs and amortization of purchased intangibles of $3.4 million, the majority of which was personnel expenses related to the acquired businesses. This increase in operating expenses was partially offset by an increase in our gross profit of $5.6 million during the three months ended June 30, 2014 due to higher net revenues.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Our loss from operations increased by $21.4 million, or 182.3%, to $33.1 million for the six months ended June 30, 2014 from $11.7 million for the six months ended June 30, 2013. Total operating expenses increased by $28.5 million during the six months ended June 30, 2014 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and to incorporate the recently completed acquisitions of Skyfence and Tomium. The increase in operating expenses was comprised of increased sales and marketing costs of $12.3 million to expand our global sales efforts, and an increase of $8.6 million of research and development costs to support our ongoing product development efforts and also new personnel associated with the Skyfence and Tomium acquisitions. In addition, we had increased general and administrative costs and amortization of purchased intangibles totaling $7.6 million, the majority of which were personnel and legal expenses associated with the acquisition completed during the first quarter of 2014. This increase in operating expenses was partially offset by an increase in our gross profit of $7.1 million during the six months ended June 30, 2014 due to higher net revenues.

Other Income (Expense), net

Three months ended June 30,		Change		Six months ended June 30,			Change
2014	2013	Amount	%	2014	2013		Amount	%
(dollars in thousands)
$ (215)	$(55)	$(160)	290.9%	$(369)		$(102)	$(267)	-261.8%

Other income (expense) decreased by $0.2 million during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. The change was primarily due to a decrease of $0.1 million in foreign exchange losses, net, and a decrease of $0.1 million in investment income due to lower yields earned on invested balances.

Other income (expense) decreased by $0.3 million during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The change was primarily due to a decrease of $0.1 million in foreign exchange losses, net, and a decrease of $0.2 million in investment income, net, due to lower yields earned on invested balances and interest expense accrued for a cash holdback liability in connection with the Skyfence acquisition.

Provision (Benefit) for Income Taxes

	2014	2013	Amount	%	2014	2013	Amount	%
			(dollars in thousands
Provision (benefit) for income taxes	$(35)	$261	$(296)	-113.4%	$(406)	$415	$(821)	-197.8%
Effective tax rate	0.2%	-4.5%			1.2%	-3.5%

The provision (benefit) for income taxes for the three months ended June 30, 2014 and 2013 is comprised primarily of foreign income taxes. During the three months ended June 30, 2014, the benefit is primarily attributable to the recognition of deferred tax assets for foreign losses incurred totaling $0.3 million.

The provision for income taxes for the six months ended June 30, 2014 and 2013 is comprised primarily of foreign income taxes. During the six months ended June 30, 2014, the benefit is primarily attributable to the recognition of deferred tax assets for foreign losses incurred totaling $0.9 million.

Deferred Revenue

	As of June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total deferred revenue	$64,142	$48,303	$15,839	32.8%

Deferred revenue increased by $15.8 million, or 32.8%, to $64.1 million as of June 30, 2014 from $48.3 million as of June 30, 2013. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Number of customers	3,357	2,626	731	27.8%

Our number of customers increased by 731, or 27.8%, to 3,357 as of June 30, 2014 from 2,626 as of June 30, 2013. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 265 people as of June 30, 2013 to 316 as of June 30, 2014. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of June 30, 2014, we had $99.5 million of cash, cash equivalents and short-term investments, $3.7 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $99.5 million as of June 30, 2014. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of June 30, 2014, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2015. As of June 30, 2014, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six months ended June 30
	2014	2013
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(3,633)	$6,897
Net cash provided by (used in) investing activities	(13,304)	1,192
Net cash provided by financing activities	3,223	2,893

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

Net cash used in operating activities of $3.6 million for the six months ended June 30, 2013 reflected a net loss of $33.1 million, adjusted for non-cash charges of $17.8 million, as well as a net change of $11.6 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $10.8 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of cost of acquisitions, expenditures to purchase property and equipment and purchases and sales of short-term investments. Cash used in investing activities during the six months ended June 30, 2014 was $13.3 million, primarily resulting from the acquisitions of Skyfence and Tomium for $12.1 million in addition to $2.8 million in capital expenditures, partially offset by net proceeds from the maturity of short-term investments of $2.0 million.

During the six months ended June 30, 2013, cash provided by investing activities was $1.2 million, primarily as a result of $29.4 million in maturities of short-term investments partially offset by $1.2 million in capital expenditures and $27.0 in purchases of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2014 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2013 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations(1)	$2,922	$5,761	$5,731	$4,973	$3,443	$347	$23,177
Severance Pay Fund(2)	—	—	—	—	—	—	5,078
Purchase commitments(3)	—	—	—	—	—	—	5,877

Total	$2,922	$5,761	$5,731	$4,973	$3,443	$347	$34,132

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2014, we made regular lease payments of $2.0 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of June 30, 2014 includes $5.1 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the six months ended June 30, 2014 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during the six months covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against Imperva (as a nominal defendant), and naming certain officers and members of Imperva’s board of directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by Imperva, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. A response to the complaint is not yet due.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $10.3 million in 2011, $7.4 million in 2012, $25.2 million in 2013 and $32.8 million in the six months ended June 30, 2014. As a result, we had an accumulated deficit of $131.5 million at June 30, 2014. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in the year ended December 31, 2011, 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013 and 14% of our bookings for the six months ended June 30, 2014, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 31% of our total revenue for 2011, 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013 and 37% of our total revenue for the six months ended June 30, 2014. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012, 2013 and the six months ended June 30, 2014, we incurred approximately 37%, 41%, 37% and 35%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013 and then to 715 employees as of June 30, 2014. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 13 issued patents and 11 patent applications pending as of August 1, 2014 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Our principal research and development facilities are located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of civil unrest, and a number of state and non-state actors have publicly committed to its destruction. Political, economic and military conditions in Israel could directly affect our operations. We could be adversely affected by any major hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future violence between Israel and the Palestinians, including a continued escalation of the recent conflict in Gaza, armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers alleging that defendants made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. In addition, on June 27, 2014, Imperva (as a nominal defendant) was named in purported derivative litigation filed in the Court of Chancery in the State of Delaware. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Unregistered Sales of Equity Securities

For the quarter ended June 30, 2014, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2014	IMPERVA, INC.

	By:	/s/ Shlomo Kramer
Shlomo Kramer
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01+	Third Amendment to OEM Agreement dated as of May 22, 2014 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.