Form 10-Q
period 2014-09-30
IMPERVA INC
filed 2014-11-07
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2014: 26,584,517 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,801	$76,704
Short-term investments	35,395	38,381
Restricted cash	34	34
Accounts receivable, net of allowance for doubtful accounts of $410 as of September 30, 2014 and December 31, 2013	35,537	44,446
Inventory	359	512
Deferred tax assets	347	341
Prepaid expenses and other current assets	3,530	3,972

Total current assets	141,003	164,390
Property and equipment, net	6,656	5,475
Goodwill	34,972	—
Acquired intangible assets, net	9,751	—
Severance pay fund	4,044	4,140
Restricted cash	1,575	1,252
Deferred tax assets	42	42
Other assets	953	1,192

TOTAL ASSETS	$198,996	$176,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,461	$3,948
Accrued compensation and benefits	13,617	12,930
Accrued and other current liabilities	5,514	3,961
Deferred revenue	46,154	40,337

Total current liabilities	68,746	61,176
Other liabilities	9,450	1,993
Deferred revenue	22,793	22,715
Accrued severance pay	4,331	4,385

TOTAL LIABILITIES	105,320	90,269

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 26,582,777 and 25,206,498 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	239,699	187,957
Accumulated deficit	(145,162)	(98,695)
Accumulated other comprehensive loss	(863)	(428)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	93,676	88,836
Noncontrolling interest	—	(2,614)

TOTAL STOCKHOLDERS’ EQUITY	93,676	86,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,996	$176,491

(*)	The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenue:
Products and license	$19,642	$18,178	$48,199	$48,003
Services	23,033	16,924	64,434	47,023

Total net revenue	42,675	35,102	112,633	95,026
Cost of revenue:
Products and license	2,299	1,894	6,106	6,216
Services	7,202	5,396	20,181	14,909

Total cost of revenue	9,501	7,290	26,287	21,125

Gross profit	33,174	27,812	86,346	73,901
Operating expenses:
Research and development	10,459	6,725	32,038	19,729
Sales and marketing	26,853	20,135	74,953	55,963
General and administrative	8,987	4,697	25,013	13,677
Amortization of acquired intangible assets	351	—	917	—

Total operating expenses	46,650	31,557	132,921	89,369

Loss from operations	(13,476)	(3,745)	(46,575)	(15,468)
Other income (expense), net	48	113	(321)	11

Loss before provision (benefit) for income taxes	(13,428)	(3,632)	(46,896)	(15,457)
Provision (benefit) for income taxes	190	288	(216)	703

Net loss	(13,618)	(3,920)	(46,680)	(16,160)
Loss attributable to noncontrolling interest	—	145	213	411

Net loss attributable to Imperva, Inc. stockholders	$(13,618)	$(3,775)	$(46,467)	$(15,749)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.52)	$(0.15)	$(1.81)	$(0.65)

Shares used in computing net loss per share of common stock, basic and diluted	25,967	24,453	25,680	24,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(13,618)	$(3,920)	$(46,680)	$(16,160)
Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	(30)	25	(16)	(183)
Net change in unrealized gain (loss) on hedging instruments	(500)	(328)	(419)	(425)

	(530)	(303)	(435)	(608)

Comprehensive loss	(14,148)	(4,223)	(47,115)	(16,768)
Comprehensive loss attributable to noncontrolling interest	—	145	213	411

Comprehensive loss attributable to Imperva, Inc. stockholders	$(14,148)	$(4,078)	$(46,902)	$(16,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2014
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	738,479	—	24,164	—	—	—	24,164
Issuance of common stock, net of repurchases	548,197	—	3,498	—	—	—	3,498
Vesting of restricted stock	—	—	427	—	—	—	427
Stock-based compensation	—	—	26,106	—	—	—	26,106
Income tax benefit from employee stock option exercises	—	—	20	—	—	—	20
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(16)	—	(16)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(419)	—	(419)
Net loss	—	—	—	(46,467)	—	(213)	(46,680)

Comprehensive loss							(47,115)

Balance as of September 30, 2014	26,582,777	$2	$239,699	$(145,162)	$(863)	$—	$93,676

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2013
Balance as of January 1, 2013	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	655,433	—	4,674	—	—	—	4,674
Vesting of restricted stock	—	—	600	—	—	—	600
Stock-based compensation	—	—	9,858	—	—	—	9,858
Exercise of warrant	7,694	—	—	—	—	—	—
Sale of additional ownership in Incapsula, Inc.	—	—	358	—	—	(358)	—
Components of other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(183)	—	(183)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(425)	—	(425)
Net loss	—	—	—	(15,749)	—	(411)	(16,160)

Comprehensive loss	—	—	—	—	—	—	(16,768)

Balance as of September 30, 2013	24,959,203	$2	$173,479	$(89,266)	$253	$(1,873)	$82,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,680)	$(16,160)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,613	1,935
Stock-based compensation	26,106	9,858
Amortization of acquired intangibles	917	—
Amortization of premiums/accretion of discounts on short-term investments	318	547
Excess tax benefits from share-based compensation	(20)	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,909	(1,076)
Inventory	153	(213)
Prepaid expenses and other assets	713	(654)
Accounts payable	(765)	(734)
Accrued compensation and benefits	498	2,547
Accrued and other liabilities	220	(146)
Severance pay (net)	42	16
Deferred revenue	5,895	6,357
Deferred tax assets	(6)	(16)
Other	—	(12)

Net cash provided by (used in) operating activities	(1,087)	2,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(26,899)	(29,825)
Proceeds from sales/maturities of short-term investments	29,821	36,241
Acquisitions, net of cash acquired	(12,083)	—
Purchase of property and equipment	(3,694)	(1,753)
Change in restricted cash	(323)	58

Net cash provided by (used in) investing activities	(13,178)	4,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	3,342	4,674
Excess tax benefits from share-based compensation	20	—

Net cash provided by financing activities	3,362	4,674

Effect of exchange rate changes on cash and cash equivalents	—	(205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,903)	11,439
CASH AND CASH EQUIVALENTS - Beginning of period	76,704	59,201

CASH AND CASH EQUIVALENTS - End of period	$65,801	$70,640

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of restricted and early exercised stock options	$427	$600

Common stock issued in connection with acquisitions	$24,164	$—

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

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is reviewed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing goodwill, the Company performs a qualitative assessment to test the reporting unit’s goodwill for impairment. Based on the Company’s qualitative assessment, if we determine that the fair value of the reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than the carrying amount, the two step impairment test will be performed. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of goodwill of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company completes its annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the nine months ended September 30, 2014.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in the nine months ended September 30, 2014. Our intangible assets are amortized over their estimated useful lives of 7 to 10 years. Amortization is based on a straight-line basis as the consumption pattern of the asset is not apparent. The weighted average useful life of our acquired technology intangible assets was 8 years.

Concentration of Revenue and Accounts Receivable

For the nine months ended September 30, 2013, the Company had one customer that represented 10% of the Company’s total revenue. For the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There was one customer that represented 12% of gross accounts receivable as of September 30, 2014. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2013.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation, which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

3. Acquisitions

Acquisitions during the first nine months of 2014 were accounted for in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations, and the results of operations of each acquisition have been included in our consolidated results of operations from the respective date of the acquisition. Each of the acquisitions was not material, either individually or in the aggregate to our results of operations in the period of acquisition.

While we use our best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

Per the terms of the acquisition agreement (as amended) with Skyfence and its security holders, we purchased all of the outstanding shares of capital stock of Skyfence in exchange for (a) approximately $8.6 million in cash, in addition to a holdback payment commitment due 24 months from the date the acquisition closes valued at approximately $7.2 million, and (b) 884,422 shares of Company common stock, of which 532,262 shares are subject to forfeiture based upon time-based vesting and continuing employment, and were therefore excluded from purchase consideration as such amounts will be recorded as compensation expense over the term of the corresponding four-year service period. In addition, 29,871 of the shares are subject to a holdback period of up to 24 months from the date of acquisition. We also assumed stock options outstanding in accordance with the terms of the applicable Skyfence stock option plan and Skyfence stock option agreement relating to that Skyfence stock option. Based on Skyfence’s stock options outstanding at February 7, 2014, Imperva converted options to purchase 164,000 shares of Skyfence stock into options to purchase 24,828 shares of Imperva common stock.

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

$36,924

The acquisition of Skyfence was accounted for in accordance with the acquisition method of accounting for business combinations with Imperva as the accounting acquirer. We expensed the related acquisition costs in the amount of $0.9 million in general and administrative expenses. In addition, stock-based compensation expense totaling $5.3 million was recognized from the date of acquisition through September 30, 2014.

The excess of the consideration for Skyfence over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Management believes that the goodwill represents the synergies expected from combining the products and technologies of Imperva with those of Skyfence, which will enhance the Company’s overall product portfolio. The purchased technology will be amortized straight-line over a seven-year preliminary estimated useful life. Also as part of the acquisition, we assumed deferred tax liabilities related to the fair value of the developed technology we obtained in the acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The total purchase price was allocated using the information available at the business combination date. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands):

Net tangible assets	$1,014
Existing technology	7,965
Deferred tax liability assumed	(1,528)
Goodwill	29,473

Total purchase price	$36,924

The results of operations of Skyfence described above have been included in Imperva’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations of the Company and Skyfence as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense and the related income tax effects. Direct transaction costs are excluded from the September 30, 2014 pro forma condensed combined financial information presented below. For pro forma purposes, during the nine months ended September 30, 2014 and 2013, $148,000 and $373,000, respectively, of income tax benefit associated with the deferred tax liability was recognized in earnings. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. Supplemental information on an unaudited pro forma basis, as if the Skyfence acquisition had been consummated on January 1, 2013 is presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pro forma revenue	$42,675	$35,102	$112,633	$95,026
Pro forma loss from operations	$(13,426)	$(6,396)	$(47,294)	$(23,720)
Pro forma net loss	$(13,581)	$(6,421)	$(47,265)	$(23,961)

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

The following table summarizes the preliminary allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date based on information available at the business combination date (in thousands):

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents:
Cash	$18,508	$—	$—	$18,508
Commercial paper	23,448	—	1	23,447
Bank deposits	11,017	—	—	11,017
Money market funds	12,829	—	—	12,829

Total	$65,802	$—	$1	$65,801

Short-term investments:
Corporate debt obligations	$25,133	$16	$24	$25,125
Bank deposits	10,270	—	—	10,270

Total	$35,403	$16	$24	$35,395

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents:
Cash	$41,973	$—	$—	$41,973
Commercial paper	21,948	—	1	21,947
Bank deposits	10,165	—	—	10,165
Money market funds	2,619	—	—	2,619

Total	$76,705	$—	$1	$76,704

Short-term investments:
Corporate debt obligations	$28,220	$22	$14	$28,228
Bank deposits	10,153	—	—	10,153

Total	$38,373	$22	$14	$38,381

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2014 (in thousands):

	As of September 30, 2014
	Amortized Cost	Estimated Fair Value

Short-term investments:
Due within one year	$22,144	$22,159
Due within two years	13,259	13,236

Total	$35,403	$35,395

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

As of September 30, 2014 and December 31, 2013, gross unrealized losses on investments that had been in a continuous loss position for less than12 months were not significant. None of the Company’s investments have been in an unrealized loss position for more than twelve months as of September 30, 2014 and December 31, 2013.

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2014.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy (in thousands):

	As of September 30, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$23,447	$—	$23,447
Bank deposits	—	11,017	—	11,017
Money market funds	12,829	—	—	12,829
Short-term investments:
Corporate debt obligations	—	25,125	—	25,125
Bank deposits	—	10,270	—	10,270

Total financial assets	$12,829	$69,859	$—	$82,688

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$419	$—	$419

	As of December 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$21,947	$—	$21,947
Bank deposits	—	10,165	—	10,165
Money market funds	2,619	—	—	2,619
Short-term investments:
Corporate debt obligations	—	28,228	—	28,228
Bank deposits	—	10,153	—	10,153

Total financial assets	$2,619	$70,493	$—	$73,112

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.0 million and $4.1 million as of September 30, 2014 and December 31, 2013, respectively.

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

There were no outstanding derivative instruments as of December 31, 2013. Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheet as of September 30, 2014 is presented in the following table (in thousands):

	Liability as of September 30, 2014
	(unaudited)
	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$7,040	$419

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI(a)	$52	$240	$55	$726
Losses recognized in OCI(a)	(620)	(7)	(508)	(7)
Gains reclassified from accumulated OCI into net loss(b)	52	561	55	1,144
Losses reclassified from accumulated OCI into net loss(b)	(73)	—	(89)	—

Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss(c)	$—	$40	$—	$25
Losses recognized in net loss(c)	—	—	—	(15)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $(2) and $(19) were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2014 and $(3) and $(31) were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2014. $36 and $525 were recognized within cost of sales and operating expenses, respectively for the three months ended September 30, 2013 and $75 and $1,069 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2013. All amounts are reflected within the respective condensed consolidated statement of operations.
(c)	Classified in other income (expense), net.

7. Acquired Intangible Assets

Acquired technology intangible assets subject to amortization as of September 30, 2014 were as follows (in thousands):

	Cost	Accumulated Amortization	Net

Acquired Technology	$10,668	$(917)	$9,751

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of September 30, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Acquired Technology

2014 (remaining 3 months)	$352
2015	1,408
2016	1,408
2017	1,408
2018	1,408
Thereafter	3,767

Total Expected Amortization Expense	$9,751

8. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for a maximum borrowing capacity of up to $6.0 million as of September 30, 2014. As of September 30, 2014 and December 31, 2013, there was no balance outstanding on the credit facility.

The credit facility expires on May 1, 2015, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of September 30, 2014 and December 31, 2013, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2019. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of September 30, 2014 (in thousands):

Fiscal Year	Operating Leases	Estimated Sublease Income
2014 (remaining 3 months)	$1,267	$138
2015	5,240	296
2016	5,429	77
2017	4,775	—
2018	3,248	—
Thereafter	378	—

Total	$20,337	$511

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2014 and 2013 was $2.9 million and $2.5 million, respectively.

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

As of September 30, 2014 the Company has $1.6 million in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $83,000 as of September 30, 2014. Motor vehicle lease expenses for the nine months ended September 30, 2014 and 2013 were $2.0 million and $1.8 million, respectively.

(c) Purchase Commitments

As of September 30, 2014 and December 31, 2013, the Company had purchase commitments of $6.3 million and $3.2 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers. The lawsuit purports to bring suit on behalf of those investors who purchased Imperva’s publicly traded securities between May 2, 2013 and April 9, 2014. Plaintiff alleges that defendants made false and misleading statements, purports to assert claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. Lead plaintiff’s Amended Complaint was filed in October 2014.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against Imperva (as a nominal defendant), and naming certain officers and members of Imperva’s board of directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by Imperva, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, Imperva and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. A response to the amended complaint is not yet due.

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

In November 2013, the board of directors of Incapsula approved the grant of restricted stock units for 7,095,461 shares of Incapsula’s common stock (“Incapsula RSUs”). As part of the Incapsula Acquisition, the Incapsula RSUs were assumed and replaced by RSUs for Company Common Stock issued to continuing employees of Incapsula . The Incapsula RSU’s vest according to performance-based vesting terms tied to 2014 revenue for Incapsula and Incapsula-related products and services, which were converted into approximately 198,825 shares of Company Common Stock at the same exchange ratio applicable to the Incapsula Acquisition. In addition to performance conditions, the awards are dependent on future market price of Imperva’s common stock, which is deemed a market condition under ASC 718. At each reporting date, the Company assesses progress towards the 2014 Incapsula and Incapsula-related product and service revenue performance conditions and adjusts the number of vested fair value of awards and stock-based compensation expense accordingly.

The following table summarizes option activity under the Incapsula Plan and related information for the nine months ended September 30, 2014:

	Shares Available for Grant	Number of Performance- based Restricted Share Units Outstanding	Number of Stock Options Outstanding	Weighted Average Exercise Price
Outstanding - January 1, 2014	89,687	7,095,461	1,806,500	$0.47
Granted	(95,000)	—	95,000	1.25
Exercised	0	—	—	—
Forfeited	15,213	(12,713)	(2,500)	1.25
Transferred to Imperva 2011 stock option plan	(9,900)	(7,082,748)	(1,899,000)	0.16

Outstanding - September 30, 2014	—	—	—	$—

The options outstanding and performance restricted share units under the Incapsula 2010 Share Incentive Plan were assumed as part of the Incapsula Acquisition and are equivalent to 247,184 shares of Company common stock on an as-converted basis. The Company does not intend to grant any additional shares under the Incapsula 2010 Share Incentive Plan.

(e) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, 2011 Employee Stock Purchase Plan, the Incapsula 2010 Share Incentive Plan, and the Skyfence 2013 Share Incentive Plan (collectively “the Plans”) in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Cost of revenues	$569	$254	$1,472	$722
Research and development	2,353	747	6,335	2,133
Sales and marketing	3,730	1,620	9,369	4,596
General and administrative	4,123	792	8,930	2,407

Total stock-based compensation expense	$10,775	$3,413	$26,106	$9,858

The fair value of stock option grants for the three months and nine months ended September 30, 2014 and 2013 was estimated using the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	2.0%	1.8%	1.9%	1.2%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	51%	47%	45%	46%

ESPP grants:
Dividend rate	—	—	0%	0%
Risk-free interest rate	—	—	0.1%	0.1%
Expected term (in years)	—	—	0.5	0.5
Expected volatility	—	—	57%	31%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted Average Exercise Price
Balances - January 1, 2014	1,675,506	$23.78	8.01	$40,813
Granted	1,076,327	42.37
Exercised or released	(311,650)	10.60
Cancelled or forfeited	(213,947)	34.81
Options assumed in acquisitions	72,607	14.14

Balances - September 30, 2014	2,298,843	$32.89	8.27	$11,299

Options exercisable	672,910	$21.19	6.75	$6,887

RSU Activity

A summary of RSU activity under the Plans for the nine months ended September 30, 2014, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2014	1,044,651	$31.64
Granted	1,186,560	42.58
Granted, performance RSUs	96,446	32.07
Released	(187,595)	34.73
Cancelled or expired	(197,992)	39.38
RSUs assumed in acquisitions	204,466	61.40

Unvested - September 30, 2014	2,146,536	$39.56

The aggregate intrinsic value of options exercised under the Plans was $10.7 million for the nine months ended September 30, 2014. The aggregate intrinsic value is calculated as the difference between the per-share exercise price and the market value of the Company’s common stock for each share subject to an option multiplied by the number of shares subject to options. As reported in the Wall Street Journal, the market value as of September 30, 2014 was $28.73 per share. As of September 30, 2014, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $94.3 million, net of estimated forfeitures. As of September 30, 2014, this cost will be amortized to expense over a weighted-average remaining period of 3.1 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost tax benefits during the nine months ended September 30, 2014 and 2013.

(f) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s former CEO, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the nine months ended September 30, 2014 and the year ended December 31, 2013. As of September 30, 2014, 210,954 shares of restricted common stock held by the Company’s former CEO were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. None of these shares were vested as of September 30, 2014.

(g) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of September 30, 2014, 9,167 shares were unvested.

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

11. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$(345)	$12	$(333)	$593	$(37)	$556
Other comprehensive income (loss) before reclassifications	(521)	(41)	(562)	233	69	302
Amounts reclassified to net loss	21	11	32	(561)	(44)	(605)

Other comprehensive income (loss)	(500)	(30)	(530)	(328)	25	(303)

Balance at September 30	$(845)	$(18)	$(863)	$265	$(12)	$253

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(426)	$(2)	$(428)	$690	$171	$861
Other comprehensive income (loss) before reclassifications	(453)	(27)	(480)	719	23	742
Amounts reclassified to net loss	34	11	45	(1,144)	(206)	(1,350)

Other comprehensive income (loss)	(419)	(16)	(435)	(425)	(183)	(608)

Balance at September 30	$(845)	$(18)	$(863)	$265	$(12)	$253

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(567)	$46	$(521)	$233	$—	$233
Reclassification adjustments [1]	21	—	$21	(561)	—	(561)

Unrealized gains (losses) on cash flow hedges, net	(546)	46	(500)	(328)	—	(328)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	(51)	10	(41)	69	—	69
Reclassification adjustments [2]	11	—	11	(44)	—	(44)

Unrealized gains (losses) on investments	(40)	10	(30)	25	—	25

Other comprehensive income (loss)	$(586)	$56	$(530)	$(303)	$—	$(303)

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(452)	$(1)	$(453)	$719	$—	$719
Reclassification adjustments [1]	33	1	34	(1,144)	—	(1,144)

Unrealized gains (losses) on cash flow hedges, net	(419)	—	(419)	(425)	—	(425)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	(27)	—	(27)	23	—	23
Reclassification adjustments [2]	11	—	11	(206)	—	(206)

Unrealized gains (losses) on investments	(16)	—	(16)	(183)	—	(183)

Other comprehensive income (loss)	$(435)	$—	$(435)	$(608)	$—	$(608)

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

12. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively and $0.7 million for the nine months ended September 30, 2013 and recorded income tax benefit of $0.2 million for the nine months ended September 30, 2014. These income tax expense (benefit) amounts were primarily attributable to foreign taxes.

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

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Maintenance and support	$13,879	$11,139	$40,064	$31,926
Professional services and training	2,774	2,724	8,154	7,495
Subscriptions	6,380	3,061	16,216	7,602

Total net services revenue	$23,033	$16,924	$64,434	$47,023

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Americas	$22,801	$19,941	$63,731	$58,168
EMEA	12,929	9,737	30,543	22,239
APAC	6,945	5,424	18,359	14,619

Total net revenue	$42,675	$35,102	$112,633	$95,026

The following table presents long-lived assets by location (in thousands):

	As of September 30, 2014	As of December 31, 2013
United States	$6,433	$3,039
Israel	9,952	2,422
Other	22	14

Total long-lived assets	$16,407	$5,475

14. Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the condensed consolidated statements of operations.

We have excluded the impact of common stock equivalents relating to shares underlying outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months and nine months ended September 30,
	2014	2013
Stock options to purchase common stock	2,298,843	1,826,531
Restricted stock units for common stock	2,146,536	898,119
Restricted shares of common stock subject to repurchase	220,121	383,991
Restricted stock issued in connection with Skyfence acquisition	355,499	—

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

Our research and development efforts are focused primarily on improving and enhancing our existing data center security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2014, we had 230 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $32.0 million for the nine months ended September 30, 2014 as compared to $19.7 million for the same period in 2013.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere Business Security Suite. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2014, 57% of our total revenue was generated from the Americas, 27% from Europe, Middle East and Africa (“EMEA”) and 16% from Asia Pacific (“APAC”).

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

As of September 30, 2014, we had over 3,500 customers in more than 90 countries, excluding direct customers of our Incapsula subsidiary. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include top telecommunications companies, commercial banks in the United States, global consumer financial service firms, computer hardware companies, as well as over 250 government agencies around the world and more than 350 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $78.3 million in 2011 to $137.8 million in 2013. We have incurred net losses attributable to our stockholders of $46.5 million in the nine months ended September 30, 2014 and $25.2 million in the year ended December 31, 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $145.2 million.

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

Net Revenue. We measure our net revenue to assess the acceptance of our products from our customers, our growth in the markets we serve and to help us establish our strategic and operating plans for future periods. We discuss the components of our net revenue in “—Financial Overview—Net Revenue” below.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of September 30,		For the nine months ended or As of September 30,
	2014	2013	2014	2013
	(in thousands, except number of customers and percentages)
Net revenue	$42,675	$35,102	$112,633	$95,026
Gross margin	77.7%	79.2%	76.7%	77.8%
Loss from operations	$(13,476)	$(3,745)	$(46,575)	$(15,468)
Total deferred revenue	$68,947	$52,648	$68,947	$52,648
Cash, cash equivalents and short-term investments	$101,196	$106,825	$101,196	$106,825
Net cash provided by (used in) operations	$2,546	$(4,648)	$(1,087)	$2,249
Number of customers	3,540	2,774	3,540	2,774

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

Segments

During the three months ended March 31, 2014, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. As a result, we no longer separately report the Incapsula segment and we now operate our business in one reportable segment, which is the development, marketing, sales, service and support of data center security solutions that protect high value applications and data assets in physical and virtual data centers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

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

Most of our products and services are sold to customers in the Americas, primarily in the U.S., however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Americas	$22,801	$19,941	$63,731	$58,168
EMEA	12,929	9,737	30,543	22,239
APAC	6,945	5,424	18,359	14,619

Total net revenue	$42,675	$35,102	$112,633	$95,026

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and nine months ended September 30, 2014 and 2013 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$19,642	46.0%	$18,178	51.8%	$48,199	42.8%	$48,003	50.5%
Services:
Maintenance and support	13,879	32.5%	11,139	31.7%	40,064	35.6%	31,926	33.6%
Professional services and training	2,774	6.5%	2,724	7.8%	8,154	7.2%	7,495	7.9%
Subscriptions	6,380	15.0%	3,061	8.7%	16,216	14.4%	7,602	8.0%

Total Services	23,033	54.0%	16,924	48.2%	64,434	57.2%	47,023	49.5%

Total net revenue	42,675	100.0%	35,102	100.0%	112,633	100.0%	95,026	100.0%
Cost of revenue:
Products and license	2,299	5.4%	1,894	5.4%	6,106	5.4%	6,216	6.5%
Services	7,202	16.9%	5,396	15.4%	20,181	17.9%	14,909	15.7%

Total cost of revenue	9,501	22.3%	7,290	20.8%	26,287	23.3%	21,125	22.2%

Gross profit	33,174	77.7%	27,812	79.2%	86,346	76.7%	73,901	77.8%
Operating expenses:
Research and development	10,459	24.5%	6,725	19.2%	32,038	28.4%	19,729	20.8%
Sales and marketing	26,853	62.9%	20,135	57.4%	74,953	66.5%	55,963	58.9%
General and administrative	8,987	21.1%	4,697	13.4%	25,013	22.2%	13,677	14.4%
Amortization of purchased intangibles	351	0.8%	—	0.0%	917	0.9%	—	0.0%

Total operating expenses	46,650	109.3%	31,557	90.0%	132,921	118.0%	89,369	94.1%

Loss from operations	(13,476)	-31.6%	(3,745)	-10.8%	(46,575)	-41.3%	(15,468)	-16.3%
Other income (expense), net	48	0.1%	113	0.3%	(321)	-0.3%	11	0.0%

Loss before provision (benefit) for income taxes	(13,428)	-31.5%	(3,632)	-10.3%	(46,896)	-41.6%	(15,457)	-16.3%
Provision (benefit) for income taxes	190	0.4%	288	0.8%	(216)	-0.2%	703	0.7%

Net loss	(13,618)	-31.9%	(3,920)	-11.2%	(46,680)	-41.4%	(16,160)	-17.0%
Loss attributable to noncontrolling interest	—	0.0%	145	0.4%	213	0.1%	411	0.4%

Net loss attributable to Imperva, Inc. stockholders	$(13,618)	-31.9%	$(3,775)	-10.9%	$(46,467)	-41.3%	$(15,749)	-16.6%

Comparison of the Three Months and Nine Months Ended September 30, 2014 and 2013

	For the three months ended September 30,		Change		For the nine months ended September 30,
	2014	2013	Amount	%	2014	2013	Change
	(dollars in thousands)
Net revenue:
Products and license	$19,642	$18,178	$1,464	8.1%	$48,199	$48,003	$196	0.4%
Percentage of net revenue	46.0%	51.8%			42.8%	50.5%
Services:
Maintenance and support	13,879	11,139	2,740	24.6%	40,064	31,926	8,138	25.5%
Percentage of net revenue	32.5%	31.7%			35.6%	33.6%
Professional services and training	2,774	2,724	50	1.8%	8,154	7,495	659	8.8%
Percentage of net revenue	6.5%	7.8%			7.2%	7.9%
Subscriptions	6,380	3,061	3,319	108.4%	16,216	7,602	8,614	113.3%
Percentage of net revenue	15.0%	8.7%			14.4%	8.0%

Total Services	23,033	16,924	6,109	36.1%	64,434	47,023	17,411	37.0%
Percentage of net revenue	54.0%	48.2%			57.2%	49.5%

Total net revenue	$42,675	$35,102	$7,573	21.6%	$112,633	$95,026	$17,607	18.5%

Americas	$22,801	$19,941	$2,860	14.3%	$63,731	$58,168	$5,563	9.6%
Percentage of net revenue	53.4%	56.8%			56.6%	61.2%
EMEA	12,929	9,737	3,192	32.8%	30,543	22,239	8,304	37.3%
Percentage of net revenue	30.3%	27.7%			27.1%	23.4%
APAC	6,945	5,424	1,521	28.0%	18,359	14,619	3,740	25.6%
Percentage of net revenue	16.3%	15.5%			16.3%	15.4%

Total net revenue	$42,675	$35,102	$7,573	21.6%	$112,633	$95,026	$17,607	18.5%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Our net revenue increased by $7.6 million, or 21.6%, to $42.7 million during the three months ended September 30, 2014 from $35.1 million during the three months ended September 30, 2013 primarily due to growth in services revenue. This revenue growth reflects the increasing demand for our subscription service offerings as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. The EMEA region contributed the largest portion of this growth with a $3.2 million increase over the same period in 2013 while revenue for the Americas region grew by $2.9 million. The revenue growth in the EMEA region in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, and increased revenue from subscription sales of our cloud-based services. The Americas region experienced a similar increase in services revenue.

Products and license revenue increased by $1.5 million, or 8.1%, to $19.6 million during the three months ended September 30, 2014 from $18.2 million during the three months ended September 30, 2013. The change in product and license revenue was mostly driven by an increase in the APAC region in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due to increased sales volume of our products.

Services revenue increased by $6.1 million, or 36.1%, to $23.0 million during the three months ended September 30, 2014 from $16.9 million during the three months ended September 30, 2013. During the three months ended September 30, 2014, our services revenue was comprised of $13.9 million in maintenance and support, $2.8 million in professional services and training and $6.4 million in subscriptions. The change in services revenue in the three months ended September 30, 2014 from the three months ended September 30, 2013 was primarily due to an increase of $3.3 million in subscriptions revenue resulting from our cloud-based security services and ThreatRadar, in addition to $2.7 million in maintenance and support revenue from our larger installed base.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Our net revenue increased by $17.6 million, or 18.5%, to $112.6 million during the nine months ended September 30, 2014 from $95.0 million during the nine months ended September 30, 2013 primarily due to growth in services revenue. This revenue growth reflects the increasing demand for our subscription service offerings as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. The EMEA region contributed the largest portion of this growth with an $8.3 million increase over the same period in 2013. Revenue growth in the EMEA region in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to increased services revenue as we increased our customer base and continued to renew expiring customer maintenance agreements, increased revenue from subscription sales of our cloud-based services, and, to a lesser extent, increased sales of both product and licenses.

Services revenue increased by $17.4 million, or 37.0%, to $64.4 million during the nine months ended September 30, 2014 from $47.0 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our services revenue was comprised of $40.1 million in maintenance and support, $8.2 million in professional services and training and $16.2 million in subscriptions. The change in services revenue in the nine months ended September 30, 2014 from the nine months ended September 30, 2013 was primarily due to an increase of $8.6 million in subscriptions revenue resulting from our cloud-based security services and ThreatRadar, $0.7 million in professional services and training revenues, and $8.1 million in maintenance and support revenue from our larger installed base.

Products and license revenue increased by $0.2 million, or 0.4%, to $48.2 million during the nine months ended September 30, 2014 from $48.0 million during the nine months ended September 30, 2013. The change in product and license revenue was primarily due to an increase of $1.8 million in the EMEA region and an increase of $1.5 million in the APAC region offset by a decrease of $3.1 million in the Americas region during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in the Americas region product and license revenue was primarily due to extended sales cycles for orders resulting from a combination of sales execution challenges in the United States and intensifying competition for orders exceeding $100,000.

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Products and license	$17,343	$16,284		$42,093	$41,787
Gross Margin %	88.3%	89.6%	-1.3%	87.3%	87.1%	0.2%
Services gross profit	15,831	11,528		44,253	32,114
Gross Margin %	68.7%	68.1%	0.6%	68.7%	68.3%	0.4%

Total gross profit	$33,174	$27,812		$86,346	$73,901
Gross Margin %	77.7%	79.2%	-1.5%	76.7%	77.8%	-1.1%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Total gross margin decreased 1.5 percentage points from 79.2% during the three months ended September 30, 2013 to 77.7% during the three months ended September 30, 2014 primarily due to a products and license gross margin decline of 1.3% to 88.3% for the three months ended September 30, 2014 as compared to 89.6% for the three months ended September 30, 2013, partially offset by an increase in services gross margin of 0.6% to 68.7% for the three months ended September 30, 2014 as compared to 68.1% for the three months ended September 30, 2013. The product and licenses gross margin decline was primarily attributable to a higher proportion of stand-alone hardware product revenues to total products and licenses revenues in the three months ended September 30, 2014 as compared to the comparable 2013 period.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Total gross margin decreased 1.1 percentage points from 77.8% during the nine months ended September 30, 2013 to 76.7% during the nine months ended September 30, 2014 primarily due to an increased proportion of services revenue to total revenues for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Operating Expenses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$10,459	$6,725	$3,734	55.5%	$32,038	$19,729	$12,309	62.4%
Percentage of net revenue	24.5%	19.2%			28.4%	20.8%
Sales and marketing	26,853	20,135	6,718	33.4%	74,953	55,963	18,990	33.9%
Percentage of net revenue	62.9%	57.4%			66.5%	58.9%
General and administrative	8,987	4,697	4,290	91.3%	25,013	13,677	11,336	82.9%
Percentage of net revenue	21.1%	13.4%			22.2%	14.4%
Amortization of purchased intangibles	351	—	351	100.0%	917	—	917	100.0%
Percentage of net revenue	0.8%	0.0%			0.8%	0.0%

Total operating expenses	$46,650	$31,557	$15,093	47.8%	$132,921	$89,369	$43,552	48.7%

Results above include stock-based compensation expense of:

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Cost of revenues	$569	$254	$315	$1,472	$722	$750
Research and development	2,353	835	1,518	6,335	2,221	4,114
Sales and marketing	3,730	1,620	2,110	9,369	4,596	4,773
General and administrative	4,123	704	3,419	8,930	2,319	6,611

	$10,775	$3,413	$7,362	$26,106	$9,858	$16,248

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Research and development expenses increased by $3.7 million, or 55.5%, to $10.4 million during the three months ended September 30, 2014 from $6.7 million during the three months ended September 30, 2013. The change was primarily attributable to an increase of $3.6 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts and also personnel costs related to our recently completed Skyfence and Tomium acquisitions.

Sales and marketing expenses increased by $6.7 million, or 33.4%, to $26.8 million during the three months ended September 30, 2014 from $20.1 million during the three months ended September 30, 2013. The change was principally related to an increase of $5.5 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth in addition to hiring related to our Skyfence acquisition. We also incurred increases in trade show, corporate marketing and seminar costs totaling $0.6 million.

General and administrative expenses increased by $4.3 million, or 91.3%, to $9.0 million during the three months ended September 30, 2014 from $4.7 million during the three months ended September 30, 2013. The change was primarily due to an increase of $3.9 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth in addition to headcount costs related to the acquisition of Skyfence. In addition, we incurred increased legal expenses of $0.5 million.

Amortization of purchased intangibles increased by $0.4 million during the three months ended September 30, 2014 related to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014. There was no such amortization in the prior year.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Research and development expenses increased by $12.3 million, or 62.4%, to $32.0 million during the nine months ended September 30, 2014 from $19.7 million during the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 was primarily attributable to an increase of $12.3 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts and also personnel costs related to our recently completed Skyfence and Tomium acquisitions.

Sales and marketing expenses increased by $19.0 million, or 33.9%, to $75.0 million during the nine months ended September 30, 2014 from $56.0 million during the nine months ended September 30, 2013. The change was principally related to an increase of $14.3 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth in addition to hiring related to our Skyfence acquisition. Increases in trade show, corporate marketing and seminar costs, travel, and costs totaling $4.9 million also contributed to the increase in the nine months ended September 30, 2014 as compared to the prior year comparable period.

General and administrative expenses increased by $11.3 million, or 82.9%, to $25.0 million during the nine months ended September 30, 2014 from $13.7 million during the nine months ended September 30, 2013. The change was primarily due to an increase of $8.4 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth in addition to headcount cost related to the acquisition of Skyfence. In addition, general and administrative expenses increased due to $2.7 million of legal and accounting costs related to the acquisitions of Skyfence, Tomium and the remaining interest in Incapsula that we did not previously own, all completed during the first quarter of 2014.

Amortization of purchased intangibles increased by $0.9 million during the nine months ended September 30, 2014 related to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014. There was no such amortization in the prior year.

Loss from Operations

Three months ended September 30,				Nine months ended September 30,
2014	2013	Change	% Change	2014	2013	Change	% Change
(dollars in thousands)
$(13,476)	$(3,745)	$(9,731)	-259.8%	$(46,575)	$(15,468)	$(31,107)	-201.1%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Our loss from operations increased by $9.7 million, or 259.8%, to $13.4 million for the three months ended September 30, 2014 from $3.7 million for the three months ended September 30, 2013. Total operating expenses increased by $15.1 million during the three months ended September 30, 2014 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and to incorporate the acquisitions of Skyfence and Tomium, which were closed in the first quarter of 2014. The increase in operating expenses was comprised of increased sales and marketing costs of $6.7 million to expand our global sales efforts, and an increase of $3.7 million of research and development costs to support our ongoing product development efforts and also new personnel associated with the Skyfence and Tomium acquisitions. In addition, we had increased general and administrative costs and amortization of purchased intangibles of $4.6 million, the majority of which was personnel expenses related to the acquired businesses. This increase in operating expenses was partially offset by an increase in our gross profit of $5.4 million during the three months ended September 30, 2014 due to higher net revenues.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Our loss from operations increased by $31.1 million, or 201.1%, to $46.6 million for the nine months ended September 30, 2014 from $15.5 million for the nine months ended September 30, 2013. Total operating expenses increased by $43.6 million during the nine months ended September 30, 2014 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and to incorporate the recently completed acquisitions of Skyfence and Tomium. The increase in operating expenses was comprised of increased sales and marketing costs of $19.0 million to expand our global sales efforts, and an increase of $12.3 million of research and development costs to support our ongoing product development efforts and also new personnel associated with the Skyfence and Tomium acquisitions. In addition, we had increased general and administrative costs and amortization of purchased intangibles totaling $12.3 million, the majority of which were personnel and legal expenses associated with the acquisition completed during the first quarter of 2014. This increase in operating expenses was partially offset by an increase in our gross profit of $12.4 million during the nine months ended September 30, 2014 due to higher net revenues.

Other Income (Expense), net

Three months ended September 30,		Change		Nine months ended September 30,		Change
2014	2013	Amount	%	2014	2013	Amount	%
(dollars in thousands)
$48	$113	$(65)	-57.5%	$(321)	$11	$(332)	3018.2%

Other income (expense), net changed by $65,000 during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. The change was primarily due to an increase of $129,000 in foreign exchange gains, net, offset by a decrease of $69,000 in investment income due to lower yields earned on invested balances.

Other income (expense), net changed by $0.3 million during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. The change was primarily due to a decrease of $0.2 million in investment income, net, due to lower yields earned on invested balances and an increase of $0.1 million in interest expense accrued for a cash holdback liability in connection with the Skyfence acquisition.

Provision (Benefit) for Income Taxes

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$190	$288	$(98)	-34.0%	$(216)	$703	$(919)	-130.7%
Effective tax rate	-1.4%	-7.9%			0.5%	-4.5%

The provision (benefit) for income taxes for the three months ended September 30, 2014 and 2013 is comprised primarily of foreign income taxes. The decrease of $0.1 million in the provision during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily attributable to the recognition of deferred tax assets for foreign losses.

The provision for income taxes for the nine months ended September 30, 2014 and 2013 is comprised primarily of foreign income taxes. During the nine months ended September 30, 2014, the benefit is primarily attributable to the recognition of deferred tax assets for foreign losses incurred totaling $1.0 million.

Deferred Revenue

	As of September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total deferred revenue	$68,947	$52,648	$16,299	31.0%

Deferred revenue increased by $16.3 million, or 31.0%, to $68.9 million as of September 30, 2014 from $52.6 million as of September 30, 2013. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Number of customers	3,540	2,774	766	27.6%

Our number of customers increased by 766, or 27.6%, to 3,540 as of September 30, 2014 from 2,774 as of September 30, 2013. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 265 people as of September 30, 2013 to 316 as of September 30, 2014. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial public offering of common stock, and private placements of convertible preferred stock. We have incurred significant losses as we continue to expand our business. Our cash flows from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of September 30, 2014, we had $101.2 million of cash, cash equivalents and short-term investments, $4.4 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $101.2 million as of September 30, 2014. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of September 30, 2014, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $6.0 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2015. As of September 30, 2014, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine months ended September 30
	2014	2013
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,087)	$2,249
Net cash provided by (used in) investing activities	$(13,178)	$4,721
Net cash provided by financing activities	$3,362	$4,674

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

Net cash used in operating activities of $1.1 million for the nine months ended September 30, 2014 reflected a net loss of $46.7 million, adjusted for non-cash charges of $29.9 million, as well as a net change of $15.7 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $8.9 million and an increase of deferred revenue of $5.9 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of cost of acquisitions, expenditures to purchase property and equipment and purchases and sales of short-term investments. Cash used in investing activities during the nine months ended September 30, 2014 was $13.2 million, primarily resulting from the acquisitions of Skyfence and Tomium for $12.1 million in addition to $3.7 million in capital expenditures, partially offset by net proceeds from the maturity of short-term investments of $2.9 million.

During the nine months ended September 30, 2013, cash provided by investing activities was $4.7 million, primarily as a result of $36.2 million in maturities of short-term investments partially offset by $1.8 million in capital expenditures and $29.8 in purchases of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2014 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan, net of repurchases.

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2013 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations(1)	$1,267	$5,240	$5,429	$4,775	$3,248	$378	$20,337
Severance Pay Fund(2)	—	—	—	—	—	—	4,331
Purchase commitments(3)	—	—	—	—	—	—	6,327

Total	$1,267	$5,240	$5,429	$4,775	$3,248	$378	$30,995

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2014, we made regular lease payments of $3.1 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of September 30, 2014 includes $4.3 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2014 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to a material weakness related to insufficient oversight and review controls to ensure the proper determination of stock-based compensation expense for certain complex equity awards that were not issued in the ordinary course. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. Although this control deficiency resulted in an error in the entry posted for the valuation calculations of certain performance restricted stock units, the error was identified and corrected prior to the completion of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, notwithstanding the identified material weakness, the error did not result in a misstatement of stock-based compensation expense for the period or any prior period.

Remediation Plan

The Audit Committee directed our management to prepare a remediation plan concerning the material weakness described above. As a result, we are in the process of remediating this material weakness by, among other things, implementing and modifying certain accounting processes and procedures, particularly those that involve our controls surrounding the oversight and review of complex stock-based compensation expense calculations for non-ordinary course awards, and augmenting our staff to provide capacity for additional levels of review of such calculations.

Management believes the foregoing efforts, when fully implemented, will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer did not identify any changes, other than described above, in our internal control over financial reporting during the nine months covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Imperva and certain of its officers. The lawsuit purports to bring suit on behalf of those investors who purchased Imperva’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements, purports to assert claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. Lead plaintiff’s Amended Complaint was filed in October 2014.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against Imperva (as a nominal defendant), and naming certain officers and members of Imperva’s board of directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by Imperva, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, Imperva and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. A response to the amended complaint is not yet due.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $10.3 million in 2011, $7.4 million in 2012, $25.2 million in 2013 and $46.5 million in the nine months ended September 30, 2014. As a result, we had an accumulated deficit of $145.2 million at September 30, 2014. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Also, many of our smaller competitors that specialize in providing protection from a single type of data center security threat may deliver these specialized data center security products to the market more quickly than we can or may introduce innovative new products or enhancements before we do. Conditions in our markets could change rapidly and significantly as a result of technological advancements.

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

We are in a new, rapidly evolving category in the security industry that focuses on securing our customers’ high-value business data. We offer database, file and web application security in an integrated, modular data center security solution. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the data center security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management (“SIEM”) products or data loss prevention (“DLP”) solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue spending their IT security budgets on these products and may not adopt our data center security solutions in addition to such products. If customers do not recognize the benefit our data center security solution offers in addition to other security products, then our revenue may not grow quickly or may decline, and our stock price could decline.

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other data center security technologies exist or could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Currently less than 30% of our customers have purchased more than one of our product families. Even if customers purchase our products, they may not make repeat purchases or purchase other elements of our SecureSphere Data Security Suite, which may be exacerbated by the rapid evolution of our market. If we are unable to entice customers to buy products from multiple product families, then our revenue may not grow quickly or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

The data center security market is characterized by rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software and new functionality to respond to new threats, requirements and risks and we may be unable to meet these expectations. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors.

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

Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we are now offering cloud-based security services through Incapsula and Skyfence. The market for cloud-based security solutions is relatively new and it is uncertain whether Incapsula’s and Skyfence’s services will gain market acceptance. In addition, diversifying our product offerings will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail a significant risk of failure.

Further, one factor that drives demand for our products and services is the legal, regulatory and industry standard framework in which our customers operate, and we expect that will continue for the foreseeable future. For example, many of our customers purchase our web application security products to help them comply with the security standards developed and maintained by the Payment Card Industry (“PCI”) Security Standards Council (the “PCI Council”), which apply to companies that process or store credit card information. Laws, regulations and industry standards are subject to drastic changes that, particularly in the case of industry standards, may arrive with little or no notice, and these could either help or hurt the demand for our products. If we are unable to adapt our products and services to changing regulatory standards in a timely manner, or if our products fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our products and could switch to products offered by our competitors. In addition, if regulations and standards related to data center security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products and services. In either case, our sales and financial results would suffer.

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

Our data center security products may falsely detect threats that do not actually exist. For example, our ThreatRadar product relies on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products and services restrict access to important databases, files or applications based on falsely identifying users or traffic as an attack or otherwise unauthorized, this could adversely affect customers’ businesses. Any such false identification of users or traffic could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 12% of our bookings in the year ended December 31, 2011, 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013 and 15% of our bookings for the nine months ended September 30, 2014, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 31% of our total revenue for 2011, 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013 and 36% of our total revenue for the nine months ended September 30, 2014. Sales of new or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

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

The majority of our current sales are made through a model in which our channel partners sell our data center security solutions to large enterprise customers that operate their own data centers and have the ability to choose the data center security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc. and Amazon.com, Inc., they may not be able to choose what data center security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers, like Rackspace Hosting, Inc. and Savvis, Inc., to integrate our data center security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our data center security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise chose our products if making a decision on a stand-alone basis.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2011, 2012, 2013 and the nine months ended September 30, 2014, we incurred approximately 37%, 41%, 37% and 35%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 383 employees as of December 31, 2011, to 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013 and then to 702 employees as of September 30, 2014. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Certain of our products are distributed with software licensed under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or subject to certain license requirements. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can subject us to greater risks than use of third-party commercial software, as licensors of open source software generally do not provide warranties or any indemnification for infringement of third party intellectual property rights. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products. In addition, open source license terms may be ambiguous and many of the risks associated with use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we might be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition. Disclosing the source code of our proprietary software could make it easier for malicious third parties to discover vulnerabilities in our data center security products and allow our competitors to create similar products with decreased development effort and time. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have 14 issued patents and 12 patent applications pending as of November 1, 2014 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Our principal research and development facilities are located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of civil unrest, and a number of state and non-state actors have publicly committed to its destruction. Political, economic and military conditions in Israel could directly affect our operations. We could be adversely affected by any major hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future violence between Israel and the Palestinians, including a resumption of the recent conflict in Gaza, armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Anthony Bettencourt, our President and Chief Executive Officer, Shlomo Kramer, one of our founders and our Chief Strategy Officer; and Amichai Shulman, one of our founders and our Chief Technology Officer, could significantly delay or prevent the achievement of our development and strategic objectives.

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

Because we are a leading provider of data center security products, “hackers” and others may try to access our data or compromise our systems. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and could impair our ability to operate our business, including our ability to provide subscription or maintenance and support services to our customers. We could suffer monetary and other losses and reputational harm in the event of such incidents.

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

For example, in connection with the review of our unaudited interim condensed consolidated financial statements in this Form 10-Q discussed in Item 4, Controls and Procedures, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that assessment, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of a material weakness in internal control over financial reporting related to insufficient oversight and review controls to ensure the proper determination of stock-based compensation expense for certain complex equity awards that were not issued in the ordinary course. While this control deficiency did not result in the misstatement of stock-based compensation expense for the period, if we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal control over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in a material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted. In addition, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Unregistered Sales of Equity Securities

For the quarter ended September 30, 2014, we did not sell any unregistered securities.

Imperva Purchases of Equity Securities

Period	Total Number of Shares of Common Stock	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014-July 30, 2014(1)	14,583	$10.70	—	—

(1)	Represents the repurchase by Imperva of shares of common stock at the original purchase price from a former director. These shares were unvested at the effective time of the director’s departure from our board of directors, and were subject to our right of repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2014	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01	Employment offer letter, dated August 13, 2014, between Anthony J. Bettencourt and Imperva, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on August 18, 2014 (File No. 001-35338).

10.02+	Imperva, Inc. 2014 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed by the Company on February 28, 2014 (File No. 001-35338)).

10.03+	Imperva, Inc. Change in Control Plan and Form Notice of Participation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on March 28, 2012 (File No. 001-35338)).

10.04	Form of Inducement Restricted Stock Unit Plan and Agreement between Imperva, Inc. and Anthony J. Bettencourt (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company on August 18, 2014 (File No. 001-35338)).

10.05	Form of Inducement Restricted Stock Unit Plan and Agreement between Imperva, Inc. and Anthony J. Bettencourt (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed by the Company on August 18, 2014 (File No. 001-35338)).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Although this plan was adopted in an earlier period, Anthony Bettencourt became subject to the terms of this plan in connection with the commencement of his employment as Imperva’s President and Chief Executive Officer in August 2014.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.