Form 10-Q
period 2015-03-31
IMPERVA INC
filed 2015-05-11
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2015: 30,596,663 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,486	$68,096
Short-term investments	46,251	41,624
Restricted cash	73	62
Accounts receivable, net of allowance for doubtful accounts of $280 and $ 215 as of March 31, 2015 and December 31, 2014, respectively	33,365	47,446
Inventory	555	259
Deferred tax assets	404	408
Prepaid expenses and other current assets	4,446	3,927

Total current assets	281,580	161,822
Property and equipment, net	7,722	7,618
Goodwill	34,972	34,972
Acquired intangible assets, net	9,047	9,399
Severance pay fund	4,131	3,980
Restricted cash	1,665	1,665
Deferred tax assets	329	329
Other assets	856	860

TOTAL ASSETS	$340,302	$220,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,733	$5,376
Accrued compensation and benefits	14,481	15,749
Accrued and other current liabilities	6,482	6,376
Deferred revenue	58,996	56,077

Total current liabilities	83,692	83,578
Other liabilities	10,440	10,408
Deferred revenue	24,687	25,098
Accrued severance pay	4,405	4,318

TOTAL LIABILITIES	123,224	123,402

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 30,593,720 and 26,895,480 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	396,338	256,388
Accumulated deficit	(177,688)	(157,658)
Accumulated other comprehensive loss	(1,575)	(1,489)

TOTAL IMPERVA, INC. STOCKHOLDERS’ EQUITY	217,078	97,243
Noncontrolling interest	—	—

TOTAL STOCKHOLDERS’ EQUITY	217,078	97,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,302	$220,645

The accompanying notes are an integral part of these consolidated financial statements

*	The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net revenue:
Products and license	$17,104	$11,971
Services	27,653	19,545

Total net revenue	44,757	31,516

Cost of revenue:
Products and license	1,998	1,732
Services	8,332	6,020

Total cost of revenue	10,330	7,752

Gross profit	34,427	23,764
Operating expenses:
Research and development	12,678	9,961
Sales and marketing	31,253	23,035
General and administrative	9,743	8,405
Amortization of acquired intangible assets	352	204

Total operating expenses	54,026	41,605

Loss from operations	(19,599)	(17,841)
Other income (expense), net	(80)	(154)

Loss before provision (benefit) for income taxes	(19,679)	(17,995)
Provision (benefit) for income taxes	351	(371)

Net loss	(20,030)	(17,624)
Loss attributable to noncontrolling interest	—	213

Net loss attributable to Imperva, Inc. stockholders	$(20,030)	$(17,411)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.74)	$(0.69)

Shares used in computing net loss per share of common stock, basic and diluted	26,973,317	25,255,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(20,030)	$(17,624)

Other comprehensive loss (net of tax):
Net change in net unrealized gain (loss) on investments	44	3
Net change in unrealized gain (loss) on hedging instruments	(130)	—

	(86)	3

Comprehensive loss	(20,116)	(17,621)
Comprehensive loss attributable to noncontrolling interest	—	213

Comprehensive loss attributable to Imperva, Inc. stockholders	$(20,116)	$(17,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

For the three months ended March 31, 2015	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance as of January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$—	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	248,240	—	1,618	—	—	—	1,618
Vesting of restricted stock	—	—	27	—	—	—	27
Stock-based compensation	—	—	12,546	—	—	—	12,546
Income tax benefit from employee stock option exercises	—	—	43	—	—	—	43
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(2,137)	—	—	—	(2,137)
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	44	—	44
Change in unrealized gain (loss) on derivatives	—	—	—	—	(130)	—	(130)
Net loss	—	—	—	(20,030)	—	—	(20,030)

Comprehensive loss							(20,116)

Balance as of March 31, 2015	30,593,720	$3	$396,338	$(177,688)	$(1,575)	$—	$217,078

For the three months ended March 31, 2014	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	737,523	—	24,164	—	—	—	24,164
Issuance of common stock under employee equity plans, net of repurchases	254,795	—	2,471	—	—	—	2,471
Vesting of restricted stock	—	—	200	—	—	—	200
Stock-based compensation	—	—	6,666	—	—	—	6,666
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(1,182)	—	—	—	(1,182)
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	3	—	3
Net loss	—	—	—	(17,411)	—	(213)	(17,624)

Comprehensive loss							(17,621)

Balance as of March 31, 2014	26,288,419	$2	$217,803	$(116,106)	$(425)	$—	$101,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,030)	$(17,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,056	800
Stock-based compensation	12,546	6,666
Amortization of acquired intangibles	352	204
Amortization of premiums/accretion of discounts on short-term investments	92	109
Excess tax benefits from share-based compensation	(43)	—
Other	114	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	14,081	15,870
Inventory	(296)	(181)
Prepaid expenses and other assets	(515)	110
Accounts payable	(1,812)	(592)
Accrued compensation and benefits	(1,268)	(598)
Accrued and other liabilities	79	269
Severance pay, net	(64)	188
Deferred revenue	2,508	(2,025)
Deferred tax assets	4	(19)

Net cash provided by operating activities	6,804	3,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(22,843)	(10,206)
Proceeds from sales/maturities of short-term investments	18,168	13,585
Acquisitions, net of cash acquired	—	(12,083)
Purchase of property and equipment	(991)	(1,718)
Change in restricted cash	(11)	—

Net cash used in investing activities	(5,677)	(10,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering costs	127,854	—
Proceeds from issuance of common stock, net of repurchases	1,618	2,471
Excess tax benefits from share-based compensation	43	—
Shares withheld for tax withholding on vesting of restricted stock units	(2,137)	(1,182)

Net cash provided by financing activities	127,378	1,289

Effect of exchange rate changes on cash and cash equivalents	(115)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,390	(5,957)
CASH AND CASH EQUIVALENTS - Beginning of period	68,096	76,704

CASH AND CASH EQUIVALENTS - End of period	$196,486	$70,747

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$169	$—

Vesting of restricted and early exercised stock options	$27	$200

Common stock issued in connection with acquisitions	$—	$24,163

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015 (the “Annual Report”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

From time to time the Company reclassifies certain period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended March 31, 2015 and 2014, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of March 31, 2015 and December 31, 2014.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance, or potential significance, to the Company.

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

In July 2011, Incapsula achieved the required performance milestones. As a result, the Company purchased 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest to 82%. In January 2012, the Company purchased the remaining 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest in Incapsula to 85%.

Under the terms of the agreements between the Company and Incapsula, the Company had the right, but not the obligation, to purchase the remaining ownership interest in Incapsula commencing on November 5, 2013 and ending on November 5, 2018 (the “Purchase Right”). Exercise of the Purchase Right was solely within the Company’s control and the price for the remaining ownership interest was to be based on an Incapsula enterprise valuation calculated as the greater of (i) eight times Incapsula’s prior 12 months trailing revenues or (ii) seven times the aggregate amount Incapsula had raised in connection with its Series A Convertible Preferred Stock financings. On the acquisition date, no value was assigned to this Purchase Right as the option did not meet the definition of a derivative instrument as it did not contain a net settlement feature. Specifically, the Purchase Right could only be gross physically settled as Incapsula was a non-publicly traded company whose stock was not readily convertible to cash.

In March 2014, the Company acquired the remaining outstanding capital stock in exchange for approximately 124,088 shares of Company common stock with an aggregate fair value of $7.7 million, of which 34,485 shares are subject to a 15-month holdback pursuant to the acquisition agreement, and assumed outstanding options to acquire capital stock of Incapsula not already owned by Imperva (the “Incapsula Acquisition”) which are equivalent to 48,359 shares of Company common stock on an as-converted basis. The aggregate consideration for the Incapsula Acquisition is substantially on the same terms of the Purchase Right less the outstanding principal and interest under the Incapsula Loan. In addition, during 2013, the Company issued RSUs for approximately 264,878 shares of Imperva common stock with performance-based vesting tied to 2014 revenue for Incapsula and Incapsula-related products and services (effectively valuing such revenues similarly to the Purchase Right) less the outstanding principal and interest under the Incapsula Loan. At the same time, Incapsula issued similar RSUs for approximately 198,825 shares on an as-converted to Imperva common stock-basis, which the Company assumed in connection with the Incapsula Acquisition, in addition to the consideration for the Incapsula Purchase. These performance-based RSUs granted by Imperva and Incapsula were issued to continuing employees of Incapsula. Pursuant to the Purchase Right option discussed above, awards under the Incapsula 2010 Share Incentive Plan were assumed by the Company, substituted with Company stock options and all outstanding awards and the Incapsula 2010 Share Incentive Plan were terminated.

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

Acquisition of Skyfence Networks Ltd.

On February 7, 2014, the Company acquired Skyfence, a private company based and incorporated in Israel. Skyfence is a developer of a solution which allows real time visibility and control over corporate use of Software-as-a-Service (“SaaS”) applications, enforces security policies, protects sensitive data from external and inside threats, and ensures compliance with standards.

Per the terms of the acquisition agreement (as amended) with Skyfence and its security holders, the Company purchased all of the outstanding shares of capital stock of Skyfence in exchange for (a) approximately $8.6 million in cash, in addition to a holdback payment commitment due 24 months from the date the acquisition closed valued at approximately $7.2 million, and (b) 884,422 shares of Company common stock, of which 532,262 shares are subject to forfeiture based upon time-based vesting and continuing employment, and were therefore excluded from purchase consideration as such amounts will be recorded as compensation expense over the term of the corresponding four-year service period. In addition, 29,871 of the shares are subject to a holdback period of up to 24 months from the date of acquisition. The Company also assumed stock options outstanding in accordance with the terms of the applicable Skyfence stock option plan and Skyfence stock option agreements relating to those Skyfence stock options. Based on Skyfence’s stock options outstanding at February 7, 2014, Imperva converted options to purchase 164,000 shares of Skyfence stock into options to purchase 24,248 shares of Imperva common stock.

The fair value of Imperva’s shares issued is based on Imperva’s closing price per share of $59.08 as reported on the New York Stock Exchange at the closing of the acquisition on February 7, 2014.

The fair values of the stock option awards assumed were estimated using a Black-Scholes option-pricing model. The estimated fair values of unvested equity awards of $1.1 million will be recorded as operating expense over the remaining requisite service periods as they relate to post-combination services, while the fair values of vested equity based awards of $0.3 million were included in the total purchase price as they relate to pre-combination services. The total purchase consideration is as follows (in thousands):

Cash	$8,558
Cash holdback liability	7,157
Fair value of common stock	20,855
Estimated fair value of equity awards assumed and replaced	354

$36,924

The acquisition of Skyfence was accounted for in accordance with the acquisition method of accounting for business combinations with Imperva as the accounting acquirer. The Company expensed the related acquisition costs in the amount of $0.9 million in general and administrative expenses. In addition, stock-based compensation expense totaling $9.4 million was recognized from the date of acquisition through March 31, 2015.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$34,742	$—	$—	$34,742
Commercial paper	23,698	—	1	23,697
Bank deposits	11,231	—	—	11,231
Money market funds	126,816	—	—	126,816

Total	$196,487	$—	$1	$196,486

Short-term investments:
Corporate debt obligations	$35,956	$14	$21	$35,949
Bank deposits	10,302	—	—	10,302

Total	$46,258	$14	$21	$46,251

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,284	$—	$—	$26,284
Bank deposits	11,877		—	11,877
Commercial paper	18,341	—	2	18,339
Money market funds	11,596	—	—	11,596

Total	$68,098	$—	$2	$68,096

Short-term investments:
Corporate debt obligations	$31,404	$3	$53	$31,354
Bank deposits	10,270	—	—	10,270

Total	$41,674	$3	$53	$41,624

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2015 (in thousands):

	As of March 31, 2015
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$27,361	$27,365
Due within two years	18,897	18,886

Total	$46,258	$46,251

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2015 and 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$15,559	$20	$2,003	$1	$17,562	$21

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$12,735	$47	$12,088	$6	$24,823	$53

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy (in thousands):

	As of March 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$23,697	$—	$23,697
Bank deposits	—	11,231	—	11,231
Money market funds	126,816	—	—	126,816
Short-term investments:
Corporate debt obligations	—	35,949	—	35,949
Bank deposits	—	10,302	—	10,302

Total financial assets	$126,816	$81,179	$—	$207,995

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$1,132	$—	$1,132

	As of December 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$11,877	$—	$11,877
Commercial paper	—	18,339	—	18,339
Money market funds	11,596	—	—	11,596
Short-term investments:
Corporate debt obligations	—	31,354	—	31,354
Bank deposits	—	10,270	—	10,270

Total financial assets	$11,596	$71,840	$—	$83,436

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$1,002	$—	$1,002

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.1 million and $4.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$19,497	$(1,132)	$25,990	$(1,002)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three months ended March 31,
	2015	2014
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Losses recognized in OCI (a)	$(450)	$—
Losses reclassified from accumulated OCI into net loss (b)	$(320)	$—

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $32 and $288 losses were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2015. All amounts are reflected within the respective condensed consolidated statement of operations.

7. Acquired Intangible Assets

The Company amortizes intangible assets which consist of purchased technology over their estimated useful lives ranging from seven to 10 years using the straight-line method, as the consumption pattern of the asset is not apparent. The Company reviews them for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2015. The weighted average remaining useful life of the Company’s acquired technology intangible assets is seven years as of March 31, 2015.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired Technology	$10,668	$(1,621)	$9,047	$10,668	$(1,269)	$9,399

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of March 31, 2015, the amortization expense in future periods is expected to be as follows (in thousands):

Fiscal Year	Acquired Technology
2015 (remaining 9 months)	$1,056
2016	1,408
2017	1,408
2018	1,408
2019	1,408
Thereafter	2,359

Total expected amortization expense	$9,047

8. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution which expires on May 1, 2016. The agreement, as amended, provides for a maximum borrowing capacity of up to $4.5 million. As of March 31, 2015 and December 31, 2014, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of March 31, 2015 and December 31, 2014, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2019. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of March 31, 2015 (in thousands):

Fiscal Year	Operating Leases	Estimated Sublease Income
2015 (remaining 9 months)	$3,680	$354
2016	5,730	105
2017	5,367	—
2018	3,411	—
2019	513	—
Thereafter	253	—

Total	$18,954	$459

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2015 and 2014 was $1.0 million and $1.0 million, respectively.

In connection with leases of office space, the Company received tenant improvement allowances of $336,000 and $639,000 during the years ended December 31, 2012 and 2010, respectively, from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term.

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

As of March 31, 2015 and December 31, 2014 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $95,000 as of March 31, 2015. Motor vehicle lease expenses for the three months ended March 31, 2015 and 2014 were $0.6 million and $0.7 million, respectively.

(c) Purchase Commitments

As of March 31, 2015 and December 31, 2014, the Company had purchase commitments of $5.6 million and $4.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit again names the Company and certain of its officers and purports to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements about the Company’s operations and business and financial results and purports to assert claims for violations of the federal securities laws. The amended complaint seeks unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. That motion is now fully briefed and pending before the court.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against the Company (as a nominal defendant), and naming certain of the Company’s officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by the Company, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, the Company and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015. That motion is now fully briefed and pending before the court.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of March 31, 2015 and December 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire in no later than ten years. The Company also grants RSUs, which generally vest over either a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period. Additionally, from time to time the Company grants performance-based restricted stock units to its executives and employees.

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

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2015	2,244,363	$33.83	8.27	$38,457
Granted	452,791	$42.83
Exercised or released	(73,005)	$22.16
Cancelled or forfeited	(90,004)	$41.74

Balances - March 31, 2015	2,534,145	$35.49	8.34	$25,400

Vested and expected to vest - March 31, 2015	2,267,701	$34.91	8.27	$23,883

Exercisable - March 31, 2015	729,987	$28.00	6.73	$12,428

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $42.70 of the Company’s common stock on March 31, 2015.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2015	2,279,081	$39.07
Granted	463,497	$42.90
Granted, performance RSUs	249,220	$42.58
Released	(224,739)	$45.50
Cancelled or expired	(208,578)	$36.67

Unvested - March 31, 2015	2,558,481	$39.74

The aggregate intrinsic value of options exercised under the Plans was $1.7 million for the three months ended March 31, 2015. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As reported in the Wall Street Journal, the market value as of March 31, 2015 was $42.70 per share. As of March 31, 2015, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $108.8 million, net of estimated forfeitures. As of March 31, 2015, this cost will be amortized to expense over a weighted-average remaining period of 2.9 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation cost during the three months ended March 31, 2015 and 2014. Recognized stock-based compensation tax benefits during the three months ended March 31, 2015 was $43,000. There was no recognized stock-based compensation tax benefit during the three months ended March 31, 2014.

(f) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Cost of revenues	$914	$374
Research and development	3,328	1,792
Sales and marketing	4,465	2,430
General and administrative	3,839	2,070

Total stock-based compensation expense	$12,546	$6,666

The fair value of stock option grants for the three months ended March 31, 2015 and 2014 was estimated using the following weighted average assumptions:

	For the three months ended March 31,
	2015	2014
Stock option grants:
Dividend rate	0%	0%
Risk-free interest rate	1.7%	1.8%
Expected term (in years)	6.1	6.1
Expected volatility	50%	45%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(g) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s former CEO and current Chairman of the Board of Directors, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of the provision of services at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the three months ended March 31, 2015 and the year ended December 31, 2014. As of March 31, 2015, 210,954 shares of restricted common stock held by the Company’s former CEO and current Chairman of the Board of Directors were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period of which the first vesting anniversary will not be earlier than November 7, 2015. None of these shares were vested as of March 31, 2015.

(h) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in accrued and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of March 31, 2015 and December 31, 2014 there were 4,167 and 6,667 shares, respectively, unvested amounting to $45,000 and $71,000, respectively.

(i) Equity Awards Issued in Acquisitions

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

(j) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

11. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	For the three months ended March 31, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,428)	$(61)	$(1,489)
Other comprehensive income (loss) before reclassifications	(450)	44	(406)
Amounts reclassified to net loss	320	—	320

Change in other comprehensive income (loss)	(130)	44	(86)

Balance at March 31	$(1,558)	$(17)	$(1,575)

	For the three months ended March 31, 2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(426)	$(2)	$(428)
Other comprehensive income (loss) before reclassifications	—	3	3
Amounts reclassified to net loss	—	—	—

Change in other comprehensive income (loss)	—	3	3

Balance at March 31	$(426)	$1	$(425)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$44	$—	$44

Unrealized gains (losses) on investments	44	—	44

Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	(450)	—	(450)
Reclassification adjustments [1]	320	—	320

Unrealized gains (losses) on cash flow hedges, net	(130)	—	(130)

Other comprehensive income/(loss)	$(86)	$—	$(86)

	For the three months ended March 31, 2014
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$5	$2	$3

Other comprehensive income/(loss)	$5	$2	$3

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations.

12. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $0.4 million and an income tax benefit of $0.4 million, respectively. The income tax expense amount in 2015 was primarily attributable to foreign and state income taxes. The income tax benefit recorded in 2014 relates primarily to the recognition of deferred tax assets attributable to foreign losses.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s deferred tax assets.

13. Segment Information

The Company operates its business in one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in cloud or on premises. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s net services revenue is comprised of the following (in thousands):

	For the three months ended March 31,
	2015	2014
Maintenance and support	$15,048	$12,663
Professional services and training	3,932	2,299
Subscriptions	8,673	4,583

Total net services revenue	$27,653	$19,545

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Americas	$26,557	$18,076
EMEA	12,202	8,210
APAC	5,998	5,230

Total net revenue	$44,757	$31,516

The following table presents long-lived assets by location (in thousands):

	As of March 31, 2015	As of December 31, 2014
United States	$6,735	$6,761
Israel	10,003	10,221
Other	31	35

Total long-lived assets	$16,769	$17,017

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months ended March 31,
	2015	2014
Stock options to purchase common stock	2,534,145	2,113,995
Restricted stock units for common stock	2,558,481	1,694,129
Restricted shares of common stock subject to repurchase	215,121	286,125
Restricted stock issued in connection with Skyfence acquisition	355,499	354,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 2, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2015, we had 256 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $12.7 million for the three months ended March 31, 2015 as compared to $10.0 million for the same period in 2014.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2015, 59% of our total revenue was generated from the Americas, 27% from Europe, Middle East and Africa (“EMEA”) and 14% from Asia Pacific (“APAC”).

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

As of March 31, 2015, we had over 3,900 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include seven of the top ten telecommunications companies, three of the top five commercial banks in the United States, three of the top five global consumer financial services firms, three of the top five global computer hardware companies, over 300 government agencies around the world and more than 400 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $104.2 million in 2012 to $164.0 million in 2014. We have incurred net losses attributable to our stockholders of $20.0 million in the three months ended March 31, 2015 and $59.0 million in the year ended December 31, 2014. As of March 31, 2015, we had an accumulated deficit of $177.7 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	For the three months ended or As of March 31,
	2015	2014
	(in thousands, except number of customers and percentages)
Net revenue	$44,757	$31,516
Gross margin	77.0%	75.4%
Loss from operations	$(19,599)	$(17,841)
Total deferred revenue	$83,683	$61,027
Cash, cash equivalents and short-term investments	$242,737	$105,914
Net cash provided by operations	$6,804	$3,176
Number of customers	3,935	3,128

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

Financial Overview

Net Revenue

We derive our revenue from sales and licenses of our products and sales of our services.

Our net revenue is comprised of the following:

•	Products and License Revenue—Product and license revenue is generated from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Our SecureSphere product line consists of database security, file security and web application security. We offer multiple hardware appliance versions that accompany our software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units, third-party OEM units and accessories.

•	Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are typically offered through agreements for one to five-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the ADC, and hardware replacement. Subscription revenue is generated from sales of our cloud-based services. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base.

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Americas	$26,557	$18,076
EMEA	12,202	8,210
APAC	5,998	5,230

Total net revenue	$44,757	$31,516

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2015 and 2014 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$17,104	38.2%	$11,971	38.0%
Services:
Maintenance and support	15,048	33.6%	12,663	40.2%
Professional services and training	3,932	8.8%	2,299	7.3%
Subscriptions	8,673	19.4%	4,583	14.5%

Total Services	27,653	61.8%	19,545	62.0%

Total net revenue	44,757	100.0%	31,516	100.0%
Cost of revenue:
Products and license	1,998	4.4%	1,732	5.5%
Services	8,332	18.6%	6,020	19.1%

Total cost of revenue	10,330	23.0%	7,752	24.6%

Gross profit	34,427	77.0%	23,764	75.4%
Operating expenses:
Research and development	12,678	28.3%	9,961	31.6%
Sales and marketing	31,253	69.8%	23,035	73.1%
General and administrative	9,743	21.8%	8,405	26.7%
Amortization of purchased intangibles	352	0.8%	204	0.6%

Total operating expenses	54,026	120.7%	41,605	132.0%

Loss from operations	(19,599)	-43.7%	(17,841)	-56.6%
Other income (expense), net	(80)	-0.2%	(154)	-0.5%

Loss before provision (benefit) for income taxes	(19,679)	-43.9%	(17,995)	-57.1%
Provision (Benefit) for income taxes	351	0.8%	(371)	-1.2%

Net loss	(20,030)	-44.7%	(17,624)	-55.9%

Loss attributable to noncontrolling interest	—	0.0%	213	0.7%

Net loss attributable to Imperva, Inc. stockholders	$(20,030)	-44.7%	$(17,411)	-55.2%

Comparison of the Three Months Ended March 31, 2015 and 2014

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$17,104	$11,971	$5,133	42.9%
Percentage of net revenue	38.2%	38.0%
Services:
Maintenance and support	15,048	12,663	2,385	18.8%
Percentage of net revenue	33.6%	40.2%
Professional services and training	3,932	2,299	1,633	71.0%
Percentage of net revenue	8.8%	7.3%
Subscriptions	8,673	4,583	4,090	89.2%
Percentage of net revenue	19.4%	14.5%

Total Services	27,653	19,545	8,108	41.5%
Percentage of net revenue	61.8%	62.0%

Total net revenue	$44,757	$31,516	$13,241	42.0%

Americas	$26,557	$18,076	$8,481	46.9%
Percentage of net revenue	59.3%	57.4%
EMEA	12,202	8,210	3,992	48.6%
Percentage of net revenue	27.3%	26.1%
APAC	5,998	5,230	768	14.7%
Percentage of net revenue	13.4%	16.6%

Total net revenue	$44,757	$31,516	$13,241	42.0%

Our net revenue increased by $13.2 million, or 42.0%, to $44.8 million during the three months ended March 31, 2015 from $31.5 million during the three months ended March 31, 2014 primarily due to growth in products and license and services revenue. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with an $8.5 million increase, or approximately a 46.9% change over the same period in 2014. The revenue growth in the Americas region in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was principally due to improved sales execution in the United States.

Services revenue increased by $8.1 million, or 41.5%, to $27.7 million during the three months ended March 31, 2015 from $19.5 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, our services revenue was comprised of $15.0 million in maintenance and support, $3.9 million in professional services and training and $8.7 million in subscriptions. The change in services revenue in the three months ended March 31, 2015 from the three months ended March 31, 2014 was primarily due to an increase of $4.1 million in subscriptions revenue resulting from our cloud-based security services and ThreatRadar, in addition to $2.4 million in maintenance and support revenue from our larger installed base.

Products and license revenue increased by $5.1 million, or 42.9%, to $17.1 million during the three months ended March 31, 2015 from $12.0 million during the three months ended March 31, 2014. The change in product and license revenue was primarily driven by an increase in the Americas region in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was due to increased sales volume of our products.

Gross Profit

	For the three months ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Products and license	$15,106	$10,239
Gross Margin %	88.3%	85.5%	2.8%
Services gross profit	19,321	13,525
Gross Margin %	69.9%	69.2%	0.7%

Total gross profit	$34,427	$23,764
Gross Margin %	77.0%	75.4%	1.6%

Total gross margin increased 1.6 percentage points from 75.4% during the three months ended March 31, 2014 to 77.0% during the three months ended March 31, 2015 primarily due to a products and license gross margin increase of 2.8% to 88.3% for the three months ended March 31, 2015 as compared to 85.5% for the three months ended March 31, 2014, and an increase in services gross margin of 0.7% to 69.9% for the three months ended March 31, 2015 as compared to 69.2% for the three months ended March 31, 2014. The product and licenses gross margin increase was primarily attributable to an increased proportion of virtual appliances revenue to total products and license revenues during three months ended March 31, 2015 as compared to the comparable 2014 period.

Operating Expenses

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$12,678	$9,961	$2,717	27.3%
Percentage of net revenue	28.3%	31.6%
Sales and marketing	31,253	23,035	8,218	35.7%
Percentage of net revenue	69.8%	73.1%
General and administrative	9,743	8,405	1,338	15.9%
Percentage of net revenue	21.8%	26.7%
Amortization of purchased intangibles	352	204	148	72.5%
Percentage of net revenue	0.8%	0.6%

Total operating expenses	$54,026	$41,605	$12,421	29.9%

Results above include stock-based compensation expense of:

	For the three months ended March 31,
	2015	2014	Change
	(dollars in thousands)
Research and development	$3,328	$1,792	$1,536
Sales and marketing	4,465	2,430	2,035
General and administrative	3,839	2,070	1,769

	$11,632	$6,292	$5,340

Research and development expenses increased by $2.7 million, or 27.3%, to $12.7 million during the three months ended March 31, 2015 from $10.0 million during the three months ended March 31, 2014. The change was primarily attributable to an increase of $2.3 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $8.2 million, or 35.7%, to $31.3 million during the three months ended March 31, 2015 from $23.0 million during the three months ended March 31, 2014. The change was principally related to an increase of $6.7 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and recruitment costs totaling $1.0 million relating to the increased headcount.

General and administrative expenses increased by $1.3 million, or 15.9%, to $9.7 million during the three months ended March 31, 2015 from $8.4 million during the three months ended March 31, 2014. The change was primarily due to an increase of $2.4 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. The increase was partially offset by a $1.0 million decrease in legal and professional expenses which were primarily related to the acquisitions of Skyfence, Tomium and the remaining interest in Incapsula that we did not previously own, all completed in the first quarter of 2014.

Amortization of purchased intangibles increased by $0.1 million during the three months ended March 31, 2015 related to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014.

Loss from Operations

For the three months ended March 31,		Change
2015	2014	Amount	%
(dollars in thousands)
$(19,599)	$(17,841)	$(1,758)	-9.9%

Our loss from operations increased by $1.8 million, or 9.9%, to $19.6 million for the three months ended March 31, 2015 from $17.8 million for the three months ended March 31, 2014. Total operating expenses increased by $12.4 million during the three months ended March 31, 2015 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $8.2 million to expand our global sales efforts, and an increase of $2.7 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $1.3 million relating to increased headcount. This increase in operating expenses was partially offset by an increase in our gross profit of $10.7 million during the three months ended March 31, 2015 due to higher net revenues.

Other Income (Expense), net

For the three months ended March 31,		Change
2015	2014	Amount	%
(dollars in thousands)
$(80)	$(154)	$74	-48.1%

Other income (expense), net changed by $74,000 during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The change was primarily due to a decrease in foreign currency exchange losses, net.

Provision (Benefit) for Income Taxes

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$351	$(371)	$722	-194.6%
Effective tax rate	-1.8%	2.1%

During the three months ended March 31, 2015 we recognized an expense for income taxes of $0.4 million. The expense was primarily attributable to the foreign income taxes. The income tax benefit recorded in 2014 relates primarily to the recognition of deferred tax assets attributable to foreign losses incurred totaling $0.6 million.

Deferred Revenue

	As of March 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total deferred revenue	$83,683	$61,027	$22,656	37.1%

Deferred revenue increased by $22.7 million, or 37.1%, to $83.7 million as of March 31, 2015 from $61.0 million as of March 31, 2014. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of March 31,		Change
	2015	2014	Amount	%
Number of customers	3,935	3,182	753	23.7%

Our number of customers increased by 753, or 23.7%, to 3,935 as of March 31, 2015 from 3,182 as of March 31, 2014. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 301 people as of March 31, 2014 to 345 as of March 31, 2015. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial and follow-on public offerings of common stock, and private placements of convertible preferred stock. We have incurred significant losses as we continue to expand our business. Our cash flows from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of March 31, 2015, we had $242.7 million of cash, cash equivalents and short-term investments, $4.5 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $109.7 million as of December 31, 2014 and to $242.7 million as of March 31, 2015. The increase as of 2011 is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. The increase as of March 31, 2015 is primarily the result of our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of March 31, 2015, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $4.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2016. As of March 31, 2015, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the three months ended March 31,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$6,804	$3,176
Net cash used in investing activities	$(5,677)	$(10,422)
Net cash provided by financing activities	$127,378	$1,289

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

Net cash provided by operating activities of $6.8 million for the three months ended March 31, 2015 reflected a net loss of $20.0 million, adjusted for non-cash charges of $14.0 million primarily due to stock-based compensation expense, as well as a net change of $12.8 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $14.1 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of expenditures to purchase property and equipment and purchases and sales of short-term investments. Cash used in investing activities during the three months ended March 31, 2015 was $5.7 million, primarily resulting from purchases of short-term investments of $22.8 million, offset by net proceeds from the maturity of short-term investments of $18.2 million.

Cash used in investing activities during the three months ended March 31, 2014 was $10.4 million, primarily resulting from the acquisitions of SkyFence and Tomium of $12.1 million in addition to $1.7 million in capital expenditures, partially offset by net proceeds from the maturity of short-term investments of $3.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $127.4 million for the three months ended March 31, 2015 primarily as a result of net proceeds from the our follow-on public offering.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2014 primarily as a result of proceeds received from the exercise of stock options.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2015:

	Payments Due by Period
Contractual Obligations:	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations(1)	$3,680	$5,730	$5,367	$3,411	$513	$253	$18,954
Severance Pay Fund(2)	—	—	—	—	—	—	4,405
Purchase commitments(3)	—	—	—	—	—	—	5,581

Total	$3,680	$5,730	$5,367	$3,411	$513	$253	$28,940

(1)	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2015, we made regular lease payments of $1.1 million under the operating lease agreements.
(2)	Our consolidated balance sheet as of March 31, 2015 includes $4.4 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
(3)	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance, or potential significance, to our Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit again names us and certain of our officers and purports to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements about our operations and business and financial results and purports to assert claims for violations of the federal securities laws. The amended complaint seeks unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. That motion is now fully briefed and pending before the court.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against us (as a nominal defendant), and naming certain of our officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by us, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, we and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015. That motion is now fully briefed and pending before the court.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $7.4 million in 2012, $25.2 million in 2013, $59.0 million in 2014 and $20.0 million in the three months ended March 31, 2015. As a result, we had an accumulated deficit of $177.7 million at March 31, 2015. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We operate in new, rapidly evolving categories in the security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber-security solution. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber-security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber-security solutions in addition to such products. If customers do not recognize the benefits that our cyber-security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

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

Further, one factor that drives demand for our products and services is the legal, regulatory and industry standard framework in which our customers operate, which we expect will continue to be a factor for the foreseeable future. For example, many of our customers purchase our web application security products to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the “PCI Council”), which apply to companies that process or store credit card information. Laws, regulations and industry standards are subject to drastic changes that, particularly in the case of industry standards, may arrive with little or no notice, and these could either help or hurt the demand for our products. If we are unable to adapt our products and services to changing regulatory standards in a timely manner, or if our products fail to assist our customers with their compliance initiatives, our customers may lose confidence in our products and could switch to competing solutions. In addition, if regulations and standards related to cyber-security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may purchase fewer of our products and services, or none at all. In either case, our sales and financial results would suffer.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013, 15% of our bookings for the year ended December 31, 2014 and 10% of our bookings for the three months ended March 31, 2015, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014 and 34% of our total revenue for the three months ended March 31, 2015. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services would not be reflected in full in our results of operations until future periods.

If we are unable to increase sales to larger customers, our results of operations may suffer.

We continuously seek to increase sales of our products to large enterprises, managed security service providers (“MSSPs”), cloud hosting providers and government entities. Sales to large enterprises, MSSPs, cloud hosting providers and government entities involve risks that may not be present, or are present to a lesser extent, in sales to small to mid-sized entities. These risks include:

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

In addition, product purchases by large enterprises, MSSPs, cloud hosting providers and government entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Further, large enterprises, MSSPs, cloud hosting providers and government entities typically have longer implementation cycles; require greater product functionality and scalability and a broader range of services; demand that vendors take on a larger share of risks; sometimes require acceptance provisions that can lead to a delay in revenue recognition; and expect greater payment flexibility from vendors. Additionally, the ongoing increase in the number of security vendors competing for these entities’ business, who in some cases use overlapping or confusing messaging, may combine with these factors to extend the sales cycles for our products and services. All these factors can add risk to doing business with these customers. If our sales expectations for large customers do not materialize in a particular quarter or at all, then our business, financial condition and results of operations could be materially and adversely affected.

If our existing and potential customers migrate to hosted, cloud-based data centers that do not deploy our products, our revenues could suffer.

The majority of our current sales are made through a model in which our channel partners sell our cyber-security solutions to large enterprise customers that operate their own data centers and have the ability to choose the cyber-security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc., Amazon Web Services (“AWS”) and Savvis, Inc. (dba CenturyLink Technology Solutions), they may not be able to choose what cyber-security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers, like Rackspace Hosting, Inc., AWS and Savvis, Inc., to integrate our cyber-security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our cyber-security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise chose our products if making a decision on a stand-alone basis.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2012, 2013, 2014 and the three months ended March 31, 2015, we incurred approximately 41%, 37%, 32% and 26%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced rapid growth over the last several years. For example, we grew from 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014 and then to 773 employees as of March 31, 2015. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite Inc. and customer relationship management services from salesforce.com, inc. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and services and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated; all of which could harm our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We had 16 issued patents and ten patent applications pending as of March 31, 2015 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We have entered into assignment of invention agreements with our Israeli employees pursuant to which such individuals agree to assign to us all rights to any inventions created in the scope of their employment or engagement with us. A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. The Committee has previously held that employees may be entitled to remuneration for intellectual property that they develop during their service for a company despite their explicit waiver of such right. In a recent decision, the Committee overturned its position and upheld that an employee’s waiver of his right to remuneration is valid and binding, but the Committee’s inconsistency raises doubt as to the outcome in different sets of circumstances. Furthermore, the plaintiff in this last case recently filed a petition with the Israeli Supreme Court requesting to remand the case to the Committee for a second review. The petition asserts that the Committee acted outside its administrative authority by considering the waiver and its effect, while its purview was limited to determining the compensation due to an employee for inventions shown to have been developed by him. While the Committee’s last decision remains valid at this time, and while the scope of judicial review over the Committee’s decisions by the Supreme Court seems limited, the Committee’s authority to pass judgment on the enforceability of employees’ waivers may be in doubt. Thus, although our Israeli employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former Israeli employees, or be forced to litigate such claims, which could negatively affect our business.

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

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Many of our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products may prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. Further, various countries regulate the import of encryption technology and appliance-based products and have enacted laws that could limit our ability to distribute products, could create delays in the introduction of our products in those countries or could limit our customers’ ability to implement our products in those countries.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. We have recently discovered that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We have terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC on March 6, 2015, and are in the process of further assessing the issue and implementing new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. BIS and OFAC have not yet responded to our voluntary disclosures and we cannot predict when the agencies will complete their review and determine whether any violations occurred. While BIS and OFAC could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions or export control laws. Even though we take precautions to prevent transactions with U.S. sanctions targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

In the future, there may be changes in our products or changes in export and import regulations or economic sanctions. Similarly there may be shifts in the enforcement or scope of existing regulations or restrictions or changes in the countries, governments, persons or technologies targeted by such regulations and restrictions. Such changes and shifts may create delays in the introduction and sale of our products in international markets, could result in decreased use of our products or, in some cases, prevent the sale of our products to certain countries, governments or persons altogether, including by current customers or potential customers. Any such limitation, delay, restriction or reduction could adversely affect our business, financial condition, results of operations and prospects.

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

Some of our employees in Israel, including one of our executive officers, are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2014, approximately 51 of our employees in Israel were called for active reserve duty, each serving for an average of approximately two weeks. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Anthony Bettencourt, our President and Chief Executive Officer, and Amichai Shulman, one of our founders and our Chief Technology Officer, could significantly delay or prevent the achievement of our development and strategic objectives.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares or RSUs they hold have declined in value or if the exercise prices of the options that they hold exceed the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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

In addition, the stock market in general, and the New York Stock Exchange in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations or factors affecting us more specifically may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. In addition, weaknesses in our internal controls over financial reporting may be discovered in the future. Our filings with the SEC are subject to periodic review by the SEC, and our auditors are subject to periodic inspection by the Public Company Accounting Oversight Board. Any failure to maintain effective controls over financial reporting, any difficulties encountered in the implementation of additional controls or the improvement of existing controls, or any issues that emerge as a result of regulatory review, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a revision or restatement of our prior period financial statements. Any failure to maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

For example, in connection with the review of our unaudited interim condensed consolidated financial statements in our Form 10-Q filed with the SEC on November 7, 2014, management, including our Chief Executive Officer and Chief Financial Officer,

assessed the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of a material weakness in internal control over financial reporting related to insufficient oversight and review controls to ensure the proper determination of stock-based compensation expense for certain complex equity awards that were not issued in the ordinary course. While this control deficiency was remediated, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

We also have implemented elements of a disaster recovery/business continuity plan for our accounting and related information technology systems but we have not yet implemented a complete disaster recovery/business continuity plan that covers all of our operations. If the elements that we have developed and plan to develop in the future prove inadequate in the circumstances of a particular disaster or other business continuity event our ability to maintain timely accounting and reporting may be materially impaired.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;

•	a classified board of directors whose members can be dismissed only for cause;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	the requirement that at least 75% of our outstanding capital stock must approve any amendment of the foregoing second through fifth provisions.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal and applicable state income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, has occurred after each of our previous private placements of preferred stock and after the issuance of shares of common stock in connection with our initial public offering and follow-on public offering. In the event we have undergone an ownership change under Section 382, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Substantial future sales of shares of our common stock, or the perception that they might occur, could cause the market price of our common stock to decline and may dilute your voting power and your ownership interest in us.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, in connection with the follow-on offering that we completed in March 2015, we, our directors and executive officers and their affiliates, who together beneficially owned approximately 4.0 million shares of our common stock as of December 31, 2014, agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of Morgan Stanley & Co. LLC for a period of 75 days from March 12, 2015. Morgan Stanley & Co. LLC may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration or early release of the lock-up, or the perception that such sales may occur, could cause our stock price to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Unregistered Sales of Equity Securities

For the quarter ended March 31, 2015, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item  4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item  6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2015	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015
	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01#	Employment offer letter, dated September 30, 2014, between Michael Mooney and Imperva, Inc.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.