Form 10-Q
period 2015-06-30
IMPERVA INC
filed 2015-08-07
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2015: 31,256,483 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,569	$68,096
Short-term investments	86,123	41,624
Restricted cash	77	62
Accounts receivable, net of allowance for doubtful accounts of $324 and $215 as of June 30, 2015 and December 31, 2014, respectively	40,085	47,446
Inventory	993	259
Deferred tax assets	452	408
Prepaid expenses and other current assets	4,934	3,927

Total current assets	291,233	161,822
Property and equipment, net	8,182	7,618
Goodwill	34,972	34,972
Acquired intangible assets, net	8,695	9,399
Severance pay fund	4,507	3,980
Restricted cash	1,665	1,665
Deferred tax assets	329	329
Other assets	848	860

TOTAL ASSETS	$350,431	$220,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,869	$5,376
Accrued compensation and benefits	17,521	15,749
Accrued and other current liabilities	13,605	6,376
Deferred revenue	62,022	56,077

Total current liabilities	97,017	83,578
Other liabilities	3,467	10,408
Deferred revenue	24,092	25,098
Accrued severance pay	4,774	4,318

TOTAL LIABILITIES	129,350	123,402

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 30,988,148 and 26,895,480 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	417,064	256,388
Accumulated deficit	(195,012)	(157,658)
Accumulated other comprehensive loss	(974)	(1,489)

TOTAL STOCKHOLDERS’ EQUITY	221,081	97,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,431	$220,645

The accompanying notes are an integral part of these consolidated financial statements

*	The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue:
Products and license	$23,895	$16,586	$40,999	$28,557
Services	29,583	21,856	57,236	41,401

Total net revenue	53,478	38,442	98,235	69,958

Cost of revenue:
Products and license	2,796	2,075	4,794	3,807
Services	8,770	6,959	17,102	12,979

Total cost of revenue	11,566	9,034	21,896	16,786

Gross profit	41,912	29,408	76,339	53,172
Operating expenses:
Research and development	13,112	11,618	25,790	21,579
Sales and marketing	34,071	25,065	65,324	48,100
General and administrative	11,637	7,621	21,380	16,026
Amortization of acquired intangible assets	352	362	704	566

Total operating expenses	59,172	44,666	113,198	86,271

Loss from operations	(17,260)	(15,258)	(36,859)	(33,099)
Other income (expense), net	(224)	(215)	(304)	(369)

Loss before provision (benefit) for income taxes	(17,484)	(15,473)	(37,163)	(33,468)
Provision (benefit) for income taxes	(160)	(35)	191	(406)

Net loss	(17,324)	(15,438)	(37,354)	(33,062)
Loss attributable to noncontrolling interest	—	—	—	213

Net loss attributable to Imperva, Inc. stockholders	$(17,324)	$(15,438)	$(37,354)	$(32,849)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.57)	$(0.60)	$(1.30)	$(1.29)

Shares used in computing net loss per share of common stock, basic and diluted	30,287	25,782	28,639	25,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(17,324)	$(15,438)	$(37,354)	$(33,062)

Other comprehensive gain (net of tax):
Net change in unrealized gain (loss) on investments	(106)	11	(62)	14
Net change in unrealized gain (loss) on hedging instruments	707	81	577	81

	601	92	515	95

Comprehensive loss	(16,723)	(15,346)	(36,839)	(32,967)
Comprehensive loss attributable to noncontrolling interest	—	—	—	213

Comprehensive loss attributable to Imperva, Inc. stockholders	$(16,723)	$(15,346)	$(36,839)	$(32,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the Six Months Ended June 30, 2015
Balance as of January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$—	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	642,668	—	9,789	—	—	—	9,789
Vesting of restricted stock	—	—	54	—	—	—	54
Stock-based compensation	—	—	27,139	—	—	—	27,139
Income tax benefit from employee stock option exercises	—	—	43	—	—	—	43
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(4,202)	—	—	—	(4,202)
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(62)	—	(62)
Change in unrealized gain (loss) on derivatives	—	—	—	—	577	—	577
Net loss	—	—	—	(37,354)	—	—	(37,354)

Comprehensive loss							(36,839)

Balance as of June 30, 2015	30,988,148	$3	$417,064	$(195,012)	$(974)	$—	$221,081

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the Six Months Ended June 30, 2014
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	738,479	—	24,164	—	—	—	24,164
Issuance of common stock under employee equity plans, net of repurchases	473,442	—	4,517	—	—	—	4,517
Vesting of restricted stock	—	—	400	—	—	—	400
Stock-based compensation	—	—	15,331	—	—	—	15,331
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(1,294)	—	—	—	(1,294)
Pre-combination service relating to acquired Skyfence option plan		—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	14	—	14
Change in unrealized gain (loss) on derivatives	—	—	—	—	81	—	81
Net loss	—	—	—	(32,849)	—	(213)	(33,062)

Comprehensive loss							(32,967)

Balance as of June 30, 2014	26,508,022	$2	$228,602	$(131,544)	$(333)	$—	$96,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,354)	$(33,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,184	1,688
Stock-based compensation	27,139	15,331
Amortization of acquired intangibles	704	566
Amortization of premiums/accretion of discounts on short-term investments	260	217
Excess tax benefits from share-based compensation	(43)	—
Other	(47)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	7,361	10,842
Inventory	(734)	188
Prepaid expenses and other assets	(995)	1,207
Accounts payable	(1,420)	(928)
Accrued compensation and benefits	1,772	(884)
Accrued and other liabilities	996	(88)
Severance pay, net	(71)	234
Deferred revenue	4,939	1,090
Deferred tax assets	(44)	(33)

Net cash provided by (used in) operating activities	4,647	(3,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(64,025)	(11,615)
Proceeds from sales/maturities of short-term investments	19,169	13,585
Acquisitions, net of cash acquired	—	(12,083)
Purchase of property and equipment	(2,835)	(2,845)
Change in restricted cash	(15)	(346)

Net cash used in investing activities	(47,706)	(13,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering costs	127,853	—
Proceeds from issuance of common stock, net of repurchases	9,789	4,517
Excess tax benefits from share-based compensation	43	—
Shares withheld for tax withholding on vesting of restricted stock units	(4,202)	(1,294)

Net cash provided by financing activities	133,483	3,223

Effect of exchange rate changes on cash and cash equivalents	49	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,473	(13,714)
CASH AND CASH EQUIVALENTS - Beginning of period	68,096	76,704

CASH AND CASH EQUIVALENTS - End of period	$158,569	$62,990

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$87	$—

Vesting of restricted and early exercised stock options	$54	$400

Common stock issued in connection with acquisitions	$—	$24,164

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

Reclassifications

From time to time the Company reclassifies certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three and six months ended June 30, 2015, the Company had one customer that represented 15% and 10% of the Company’s total revenue, respectively, and one customer that represented 19% of gross accounts receivable as of June 30, 2015. For the three and six months ended June 30, 2014, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2014.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company recorded an out-of-period adjustment during the three months ended June 30, 2015 to reflect the correction of an immaterial error related to stock-based compensation expense of $1.3 million that was not previously recorded during the quarter and the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected a transition method.

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

Intangible assets	$2,704
Goodwill	5,499
Net tangible assets	60

Total purchase price	$8,263

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$36,305	$—	$—	$36,305
Commercial paper	24,348	—	1	24,347
Bank deposits	11,813	—	—	11,813
Money market funds	86,104	—	—	86,104

Total	$158,570	$—	$1	$158,569

Short-term investments:
Corporate debt obligations	$75,969	$4	$151	$75,822
Bank deposits	10,301	—	—	10,301

Total	$86,270	$4	$151	$86,123

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,284	$—	$—	$26,284
Commercial paper	18,341	—	2	18,339
Bank deposits	11,877		—	11,877
Money market funds	11,596	—	—	11,596

Total	$68,098	$—	$2	$68,096

Short-term investments:
Corporate debt obligations	$31,404	$3	$53	$31,354
Bank deposits	10,270	—	—	10,270

Total	$41,674	$3	$53	$41,624

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2015 (in thousands):

	As of June 30, 2015
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$39,565	$39,551
Due within two years	46,705	46,572

Total	$86,270	$86,123

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2015 and 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$60,420	$148	$6,859	$3	$67,279	$151

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$12,735	$47	$12,088	$6	$24,823	$53

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the six months ended June 30, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy (in thousands):

	As of June 30, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$24,347	$—	$24,347
Bank deposits	—	11,813	—	11,813
Money market funds	86,104	—	—	86,104
Short-term investments:
Corporate debt obligations	—	75,822	—	75,822
Bank deposits	—	10,301	—	10,301

Total financial assets	$86,104	$122,283	$—	$208,387

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$101	$—	$101

	As of December 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$18,339	$—	$18,339
Bank deposits	—	11,877	—	11,877
Money market funds	11,596	—	—	11,596
Short-term investments:
Corporate debt obligations	—	31,354	—	31,354
Bank deposits	—	10,270	—	10,270

Total financial assets	$11,596	$71,840	$—	$83,436

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$1,002	$—	$1,002

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.5 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$13,039	$(101)	$25,990	$(1,002)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$780	$132	$780	$132
Losses recognized in OCI (a)	$—	$(14)	$(450)	$(14)
Gains reclassified from accumulated OCI into net loss (b)	$—	$4	$—	$4
Losses reclassified from accumulated OCI into net loss (b)	$(251)	$(14)	$(571)	$(14)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $27 and $224 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2015 and $59 and $512 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2015. $1 and $9 were recognized within cost of sales and operating expenses, respectively, for the three and six months ended June 30, 2014. All amounts are reflected within the respective condensed consolidated statement of operations.

7. Acquired Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from seven to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the six months ended June 30, 2015. The weighted average remaining useful life of the Company’s acquired technology intangible assets is six years as of June 30, 2015.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired Technology	$10,668	$(1,973)	$8,695	$10,668	$(1,269)	$9,399

Acquired intangible assets are amortized over their estimated useful lives of seven to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of June 30, 2015, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired Technology
Fiscal Year
2015 (remaining 6 months)	$704
2016	1,408
2017	1,408
2018	1,408
2019	1,408
Thereafter	2,359

Total expected amortization expense	$8,695

8. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution which expires on May 1, 2016. The agreement, as amended, provides for a maximum borrowing capacity of up to $4.5 million. As of June 30, 2015 and December 31, 2014, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of June 30, 2015 and December 31, 2014, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2020. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of June 30, 2015 (in thousands):

	Operating Leases	Estimated Sublease Income
Fiscal Year
2015 (remaining 6 months)	$2,937	$262
2016	6,674	465
2017	6,606	—
2018	7,022	—
2019	4,099	—
Thereafter	4,020	—

Total	$31,358	$727

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2015 and 2014 was $2.1 million and $1.9 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and six months ending June 30, 2015 and 2014, the Company did not receive any tenant improvement allowances.

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

As of June 30, 2015 and December 31, 2014 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $104,000 as of June 30, 2015. Motor vehicle lease expenses for the six months ended June 30, 2015 and 2014 were $1.3 million and $1.4 million, respectively.

(c) Purchase Commitments

As of June 30, 2015 and December 31, 2014, the Company had purchase commitments of $6.2 million and $4.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of June 30, 2015 and December 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

(e) Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its channel partners and end customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments and settlements entered on such claims. The Company’s exposure under these indemnifications provisions is generally limited to the total amount paid under the agreement. However, certain agreements included indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. Accordingly, the Company has not recorded a liability on its condensed consolidated balance sheets for these indemnification provisions.

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

(d) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

In August 2014, the Board of Directors adopted the Inducement Stock Option Plan and Agreement (the “Inducement Option Plan”) and the Inducement Restricted Stock Unit Plan and Agreement (the “Inducement RSU Plan”) which were both created in connection with the appointment of the Company’s new Chief Executive Officer. In accordance with the terms of the Inducement Option Plan, the Company can issue options to purchase up to 265,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant of the option. The option, which will have a ten-year term, will vest at the rate of 25% of the shares on the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plan, the Company can issue RSUs representing a total of 265,000 shares of the Company’s common stock. The RSUs, which will expire following settlement, will vest at the rate of 25% of the shares on the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as participant has not been terminated.

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

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2015	2,244,363	$33.83	8.27	$38,457
Granted	529,551	$43.70
Exercised	(281,893)	$26.27
Cancelled or forfeited	(201,264)	$42.11

Balances - June 30, 2015	2,290,757	$36.31	8.24	$71,900

Vested and expected to vest - June 30, 2015	2,053,101	$35.73	8.17	$65,630

Exercisable - June 30, 2015	667,467	$28.57	6.71	$26,119

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $67.70 of the Company’s common stock on June 30, 2015.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2015	2,279,081	$39.07
Granted	572,466	$44.28
Granted, performance RSUs	249,220	$42.58
Released	(381,768)	$44.94
Cancelled or expired	(324,505)	$38.48

Unvested - June 30, 2015	2,394,494	$39.83

The aggregate intrinsic value of options exercised under the Plans was $7.8 million for the six months ended June 30, 2015. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. The market value as of June 30, 2015 was $67.70 per share. As of June 30, 2015, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $102.2 million, net of estimated forfeitures. As of June 30, 2015, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the six months ended June 30, 2015 and 2014. Recognized stock-based compensation tax benefits during the three and six months ended June 30, 2015 was $43,000. There was no recognized stock-based compensation tax benefit during the three and six months ended June 30, 2014.

(f) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$963	$529	$1,877	$903
Research and development	3,483	2,190	6,811	3,982
Sales and marketing	5,045	3,209	9,510	5,639
General and administrative	5,102	2,737	8,941	4,807

Total stock-based compensation expense	$14,593	$8,665	$27,139	$15,331

The fair value of stock option grants and ESPP grants for the three and six months ended June 30, 2015 and 2014 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.9%	1.9%	1.7%	1.9%
Expected term (in years)	5.9	6.1	6.1	6.1
Expected volatility	49%	44%	49%	45%

ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	64%	57%	64%	57%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(g) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s former CEO and current Chairman of the Board of Directors, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of the provision of services at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during the six months ended June 30, 2015 and the year ended December 31, 2014. As of June 30, 2015, 210,954 shares of restricted common stock held by the Company’s former CEO and current Chairman of the Board of Directors were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period of which the first vesting anniversary will not be earlier than November 7, 2015. None of these shares were vested as of June 30, 2015.

(h) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of June 30, 2015 and December 31, 2014 there were 1,667 and 6,667 shares, respectively, unvested amounting to $18,000 and $71,000, respectively.

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

11. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at April 1	$(1,558)	$(17)	$(1,575)	$(426)	$1	$(425)
Other comprehensive income (loss) before reclassifications	661	(106)	555	76	11	87
Amounts reclassified to net loss	46	—	46	5	—	5

Change in other comprehensive income (loss)	707	(106)	601	81	11	92

Balance at June 30	$(851)	$(123)	$(974)	$(345)	$12	$(333)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,428)	$(61)	$(1,489)	$(426)	$(2)	$(428)
Other comprehensive income (loss) before reclassifications	211	(62)	149	76	14	90
Amounts reclassified to net loss	366	—	366	5	—	5

Change in other comprehensive income (loss)	577	(62)	515	81	14	95

Balance at June 30	$(851)	$(123)	$(974)	$(345)	$12	$(333)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pre-Tax Amount	Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(140)	$34	$(106)	$21	$(10)	$11
Reclassification adjustments [2]	—	—	—	—	—	—

Unrealized gains (losses) on investments:	(140)	34	(106)	21	(10)	11

Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	780	(119)	661	118	(42)	76
Reclassification adjustments [1]	251	(205)	46	10	(5)	5

Unrealized gains (losses) on cash flow hedges, net	1,031	(324)	707	128	(47)	81

Other comprehensive income/(loss)	$891	$(290)	$601	$149	$(57)	$92

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pre-Tax Amount	Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(96)	$34	$(62)	$26	$(12)	$14
Reclassification adjustments [2]	—	—	—	—	—	—

Unrealized gains (losses) on investments:	(96)	34	(62)	26	(12)	14

Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	330	(119)	211	118	(42)	76
Reclassification adjustments [1]	571	(205)	366	10	(5)	5

Unrealized gains (losses) on cash flow hedges, net	901	(324)	577	128	(47)	81

Other comprehensive income/(loss)	$805	$(290)	$515	$154	$(59)	$95

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations.
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

12. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax benefit of $0.2 million and $35,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recorded income tax expense of $0.2 million for the six months ended June 30, 2015 and an income tax benefit of $0.4 million for the six months ended June 30, 2014. The income tax expense for the six months ended June 30, 2015 was primarily attributable to foreign and state income taxes. The income tax benefit for the three months ended June 30, 2015 was primarily attributable to an intraperiod tax allocation for gains from cash flow hedges of $0.3 million. The income tax benefit recorded in 2014 relates primarily to the recognition of deferred tax assets recognized that are attributable to foreign losses.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s domestic deferred tax assets.

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

The Company’s net services revenue is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Maintenance and support	$16,005	$13,522	$31,053	$26,185
Professional services and training	3,176	3,081	7,108	5,380
Subscriptions	10,402	5,253	19,075	9,836

Total net services revenue	$29,583	$21,856	$57,236	$41,401

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas	$35,007	$22,854	$61,564	$40,930
EMEA	12,289	9,404	24,491	17,614
APAC	6,182	6,184	12,180	11,414

Total net revenue	$53,478	$38,442	$98,235	$69,958

The following table presents long-lived assets by location (in thousands):

	As of June 30, 2015	As of December 31, 2014
United States	$6,600	$6,761
Israel	10,252	10,221
Other	25	35

Total long-lived assets	$16,877	$17,017

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months and Six Months Ended June 30,
	2015	2014
Stock options to purchase common stock	2,290,757	2,131,946
Restricted stock units for common stock	2,394,494	1,899,568
Restricted shares of common stock subject to repurchase	212,621	237,204
Restricted stock issued in connection with Skyfence acquisition	355,499	354,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2015, we had 264 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $25.8 million for the six months ended June 30, 2015 as compared to $21.6 million for the same period in 2014.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2015, 63% of our total revenue was generated from the Americas, 25% from Europe, Middle East and Africa (“EMEA”) and 12% from Asia Pacific (“APAC”).

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

As of June 30, 2015, we had over 4,100 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include seven of the top ten telecommunications companies, three of the top five commercial banks in the United States, three of the top five global consumer financial services firms, three of the top five global computer hardware companies, over 300 government agencies around the world and more than 400 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $104.2 million in 2012 to $164.0 million in 2014. We have incurred net losses attributable to our stockholders of $37.4 million in the six months ended June 30, 2015 and $59.0 million in the year ended December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $195.0 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three Months Ended or As of June 30,		Six Months Ended or As of June 30,
	2015	2014	2015	2014
	(in thousands, except number of customers and percentages)
Net revenue	$53,478	$38,442	$98,235	$69,958
Gross margin	78.4%	76.5%	77.7%	76.0%
Loss from operations	$(17,260)	$(15,258)	$(36,859)	$(33,099)
Total deferred revenue	$86,114	$64,142	$86,114	$64,142
Cash, cash equivalents and short-term investments	$244,692	$99,479	$244,692	$99,479
Net cash provided by (used in) operations	$(2,157)	$(6,809)	$4,647	$(3,633)
Number of customers	4,125	3,357	4,125	3,357

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

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas	$35,007	$22,854	$61,564	$40,930
EMEA	12,289	9,404	24,491	17,614
APAC	6,182	6,184	12,180	11,414

Total net revenue	$53,478	$38,442	$98,235	$69,958

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2015 and 2014 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$23,895	44.7%	$16,586	43.1%	$40,999	41.7%	$28,557	40.8%
Services:
Maintenance and support	16,005	29.9%	13,522	35.2%	31,053	31.6%	26,185	37.4%
Professional services and training	3,176	5.9%	3,081	8.0%	7,108	7.3%	5,380	7.7%
Subscriptions	10,402	19.5%	5,253	13.7%	19,075	19.4%	9,836	14.1%

Total Services	29,583	55.3%	21,856	56.9%	57,236	58.3%	41,401	59.2%

Total net revenue	53,478	100.0%	38,442	100.0%	98,235	100.0%	69,958	100.0%

Cost of revenue:
Products and license	2,796	5.2%	2,075	5.4%	4,794	4.9%	3,807	5.4%
Services	8,770	16.4%	6,959	18.1%	17,102	17.4%	12,979	18.6%

Total cost of revenue	11,566	21.6%	9,034	23.5%	21,896	22.3%	16,786	24.0%

Gross profit	41,912	78.4%	29,408	76.5%	76,339	77.7%	53,172	76.0%
Operating expenses:
Research and development	13,112	24.5%	11,618	30.2%	25,790	26.2%	21,579	30.8%
Sales and marketing	34,071	63.7%	25,065	65.2%	65,324	66.5%	48,100	68.8%
General and administrative	11,637	21.8%	7,621	19.8%	21,380	21.8%	16,026	22.9%
Amortization of purchased intangibles	352	0.7%	362	1.0%	704	0.7%	566	0.8%

Total operating expenses	59,172	110.7%	44,666	116.2%	113,198	115.2%	86,271	123.3%

Loss from operations	(17,260)	-32.3%	(15,258)	-39.7%	(36,859)	-37.5%	(33,099)	-47.3%
Other income (expense), net	(224)	-0.4%	(215)	-0.6%	(304)	-0.4%	(369)	-0.5%

Loss before provision (benefit) for income taxes	(17,484)	-32.7%	(15,473)	-40.3%	(37,163)	-37.9%	(33,468)	-47.8%
Provision (benefit) for income taxes	(160)	-0.3%	(35)	-0.1%	191	0.1%	(406)	-0.5%

Net loss	(17,324)	-32.4%	(15,438)	-40.2%	(37,354)	-38.0%	(33,062)	-47.3%
Loss attributable to noncontrolling interest	—	0.0%	—	0.0%	—	0.0%	213	0.3%

Net loss attributable to Imperva, Inc. stockholders	$(17,324)	-32.4%	$(15,438)	-40.2%	$(37,354)	-38.0%	$(32,849)	-47.0%

Comparison of the Three Months and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$23,895	$16,586	$7,309	44.1%	$40,999	$28,557	$12,442	43.6%
Percentage of net revenue	44.7%	43.1%			41.7%	40.8%
Services:
Maintenance and support	16,005	13,522	2,483	18.4%	31,053	26,185	4,868	18.6%
Percentage of net revenue	29.9%	35.2%			31.6%	37.4%
Professional services and training	3,176	3,081	95	3.1%	7,108	5,380	1,728	32.1%
Percentage of net revenue	5.9%	8.0%			7.3%	7.7%
Subscriptions	10,402	5,253	5,149	98.0%	19,075	9,836	9,239	93.9%
Percentage of net revenue	19.5%	13.7%			19.4%	14.1%

Total Services	29,583	21,856	7,727	35.4%	57,236	41,401	15,835	38.2%
Percentage of net revenue	55.3%	56.9%			58.3%	59.2%

Total net revenue	$53,478	$38,442	$15,036	39.1%	$98,235	$69,958	$28,277	40.4%

Americas	$35,007	$22,854	$12,153	53.2%	$61,564	$40,930	$20,634	50.4%
Percentage of net revenue	65.4%	59.4%			62.7%	58.5%
EMEA	12,289	9,404	2,885	30.7%	24,491	17,614	6,877	39.0%
Percentage of net revenue	23.0%	24.5%			24.9%	25.2%
APAC	6,182	6,184	(2)	0.0%	12,180	11,414	766	6.7%
Percentage of net revenue	11.6%	16.1%			12.4%	16.3%

Total net revenue	$53,478	$38,442	$15,036	39.1%	$98,235	$69,958	$28,277	40.4%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Our net revenue increased by $15.0 million, or 39.1%, to $53.5 million during the three months ended June 30, 2015 from $38.4 million during the three months ended June 30, 2014. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $12.2 million increase, or approximately a 53.2% change over the same period in 2014. The revenue growth in the Americas region in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was principally due to increasing demand for our product and service offerings as well as improved sales execution in the Americas region.

Products and license revenue increased by $7.3 million, or 44.1%, to $23.9 million during the three months ended June 30, 2015 from $16.6 million during the three months ended June 30, 2014. The change in product and license revenue was primarily driven by an increase in the Americas region in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was due to improved sales execution in winning customer orders exceeding $100,000 which contributed to increased sales volume of our products.

Services revenue increased by $7.7 million, or 35.4%, to $29.6 million during the three months ended June 30, 2015 from $21.9 million during the three months ended June 30, 2014. During the three months ended June 30, 2015, our services revenue was comprised of $16.0 million in maintenance and support, $3.2 million in professional services and training and $10.4 million in subscriptions. The change in services revenue in the three months ended June 30, 2015 from the three months ended June 30, 2014 was primarily due to an increase of $5.1 million in subscriptions revenue resulting from our cloud-based security services and ThreatRadar, in addition to an increase of $2.5 million in maintenance and support revenue from our larger installed base.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Our net revenue increased by $28.3 million, or 40.4%, to $98.2 million during the six months ended June 30, 2015 from $70.0 million during the six months ended June 30, 2014. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $20.6 million increase over the same period in 2014. Revenue growth in the Americas region in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to increased products and license revenue from increasing demand for our product and service offerings as well as improved sales execution in the Americas region.

Products and license revenue increased by $12.4 million, or 43.6%, to $41.0 million during the six months ended June 30, 2015 from $28.6 million during the six months ended June 30, 2014. The change in product and license revenue was mostly driven by an increase of $11.9 million in the Americas region during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in the Americas region product and license revenue was primarily due to increased sales volume of our products, and improved sales execution in the Americas region.

Services revenue increased by $15.8 million, or 38.2%, to $57.2 million during the six months ended June 30, 2015 from $41.4 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, our services revenue was comprised of $31.1 million in maintenance and support, $19.1 million in subscriptions and $7.1 million in professional services and training. The change in services revenue in the six months ended June 30, 2015 from the six months ended June 30, 2014 was primarily due to an increase of $9.2 million in subscriptions revenue resulting from cloud-based security services and ThreatRadar sales, $4.9 million in maintenance and support revenues, and $1.7 million in professional services and training revenue due to an increase in headcount and contractors which decreased lead time to deliver service engagements.

Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(dollars in thousands)
Products and license	$21,099	$14,511		$36,205	$24,750
Gross Margin %	88.3%	87.5%	0.8%	88.3%	86.7%	1.6%
Services gross profit	20,813	14,897		40,134	28,422
Gross Margin %	70.4%	68.2%	2.2%	70.1%	68.7%	1.4%

Total gross profit	$41,912	$29,408		$76,339	$53,172
Gross Margin %	78.4%	76.5%	1.9%	77.7%	76.0%	1.7%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Total gross margin increased 1.9 percentage points from 76.5% during the three months ended June 30, 2014 to 78.4% during the three months ended June 30, 2015 primarily due to an increase in service gross margin of 2.2% from 68.2% for the three months ended June 30, 2014 to 70.4% for the three months ended June 30, 2015. The services gross margin increase was primarily attributable to higher maintenance and support revenues which better leveraged the internal cost structure to support these services during three months ended June 30, 2015 as compared to the 2014 period.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Total gross margin increased 1.7 percentage points from 76.0% during the six months ended June 30, 2014 to 77.7% during the six months ended June 30, 2015 primarily due to an increase in products and license gross margin of 1.6% from 86.7% during the six months ended June 30, 2014 to 88.3% for the six months ended June 30, 2015 and to an increase in services gross margin of 1.4% from 68.7% during the six months ended June 30, 2014 to 70.1% for the six months ended June 30, 2015. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins, during the six months ended June 30, 2015 as compared to the 2014 period. The services gross margin increase was primarily due to higher maintenance and support revenues which better leveraged the internal cost structure to support these services for the six months ended June 30, 2015 as compared to the 2014 period.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$13,112	$11,618	$1,494	12.9%	$25,790	$21,579	$4,211	19.5%
Percentage of net revenue	24.5%	30.2%			26.2%	30.8%
Sales and marketing	34,071	25,065	9,006	35.9%	65,324	48,100	17,224	35.8%
Percentage of net revenue	63.7%	65.2%			66.5%	68.8%
General and administrative	11,637	7,621	4,016	52.7%	21,380	16,026	5,354	33.4%
Percentage of net revenue	21.8%	19.8%			21.8%	22.9%
Amortization of purchased intangibles	352	362	(10)	-2.8%	704	566	138	24.4%
Percentage of net revenue	0.7%	1.0%			0.7%	0.8%

Total operating expenses	$59,172	$44,666	$14,506	32.5%	$113,198	$86,271	$26,927	31.2%

Results above include stock-based compensation expense of:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands)
Research and development	$3,483	$2,190	$1,293	$6,811	$3,982	$2,829
Sales and marketing	5,045	3,209	1,836	9,510	5,639	3,871
General and administrative	5,102	2,737	2,365	8,941	4,807	4,134

	$13,630	$8,136	$5,494	$25,262	$14,428	$10,834

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Research and development expenses increased by $1.5 million, or 12.9%, to $13.1 million during the three months ended June 30, 2015 from $11.6 million during the three months ended June 30, 2014. The change was primarily attributable to an increase of $1.4 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $9.0 million, or 35.9%, to $34.1 million during the three months ended June 30, 2015 from $25.1 million during the three months ended June 30, 2014. The change was principally related to an increase of $8.3 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and recruitment costs totaling $0.7 million relating to the increased headcount.

General and administrative expenses increased by $4.0 million, or 52.7%, to $11.6 million during the three months ended June 30, 2015 from $7.6 million during the three months ended June 30, 2014. The change was primarily due to an increase of $3.1 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred an increase in legal fees of $0.6 million, and additional recruitment costs totaling $0.3 million relating to the increased headcount.

Amortization of purchased intangibles remained flat during the three months ended June 30, 2015 compared to the same period in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Research and development expenses increased by $4.2 million, or 19.5%, to $25.8 million during the six months ended June 30, 2015 from $21.6 million during the six months ended June 30, 2014. The change was primarily attributable to an increase of $3.4 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $17.2 million, or 35.8%, to $65.3 million during the six months ended June 30, 2015 from $48.1 million during the six months ended June 30, 2014. The change was principally related to an increase of $14.9 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. Higher trade show, corporate marketing, travel, and recruitment costs totaling $2.3 million also contributed to the increase in expenses in the six months ended June 30, 2015 as compared to the same period in 2014.

General and administrative expenses increased by $5.4 million, or 33.4%, to $21.4 million during the six months ended June 30, 2015 from $16.0 million during the six months ended June 30, 2014. The change was primarily due to an increase of $5.4 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth.

Amortization of purchased intangibles increased by $0.1 million, or 24.4%, to $0.7 million during the six months ended June 30, 2015 from $0.6 million during the six months ended June 30, 2014 due to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014.

Loss from Operations

Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
2015	2014	Amount	%	2015	2014	Amount	%
(dollars in thousands)
$ (17,260)	$ (15,258)	$ (2,002)	-13.1%	$ (36,859)	$ (33,099)	$ (3,760)	-11.4%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Our loss from operations increased by $2.0 million, or 13.1%, to $17.3 million for the three months ended June 30, 2015 from $15.3 million for the three months ended June 30, 2014. Total operating expenses increased by $14.5 million during the three months ended June 30, 2015 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $9.0 million to expand our global sales efforts, and an increase of $1.5 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $4.0 million relating to increased headcount. This increase in operating expenses was partially offset by an increase in our gross profit of $12.5 million during the three months ended June 30, 2015 due to higher net revenues.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Our loss from operations increased by $3.8 million, or 11.4%, to $36.9 million for the six months ended June 30, 2015 from $33.1 million for the six months ended June 30, 2014. Total operating expenses increased by $26.9 million during the six months ended June 30, 2015 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $17.2 million to expand our global sales efforts, and an increase of $4.2 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $5.4 million, the majority of which were personnel relating to increased headcount. This increase in operating expenses was partially offset by an increase in our gross profit of $23.2 million during the six months ended June 30, 2015 due to higher net revenues.

Other Income (Expense), net

Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
2015	2014	Amount	%	2015	2014	Amount	%
(dollars in thousands)
$ (224)	$ (215)	$ (9)	4.2%	$ (304)	$ (369)	$ 65	17.6%

Other income (expense), net remained relatively flat during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Other income (expense), net changed by $0.1 million during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The change was primarily due to an increase in interest income from short-term investments.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(160)	$(35)	$(125)	357.1%	$191	$(406)	$597	-147.0%
Effective tax rate	0.9%	0.2%			-0.5%	1.2%

The Company recorded income tax benefit of $0.2 million and $35,000 for the three months ended June 30, 2015 and 2014, respectively. The income tax benefit for the three months ended June 30, 2015 was primarily attributable to an intraperiod tax allocation for gains from cash flow hedges of $0.3 million. The income tax benefit for the three months ended June 30, 2014 was primarily attributable to the recognition of deferred tax assets related to foreign losses incurred of $0.3 million, offset by foreign income tax expense.

The Company recorded income tax expense of $0.2 million and income tax benefit of $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The income tax expense for the six months ended June 30, 2015 was primarily attributable to foreign income taxes. The income tax benefit for the six months ended June 30, 2014 was primarily related to the recognition of deferred tax assets for foreign losses totaling $0.9 million, offset by foreign income taxes.

Deferred Revenue

	As of June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total deferred revenue	$86,114	$64,142	$21,972	34.3%

Deferred revenue increased by $22.0 million, or 34.3%, to $86.1 million as of June 30, 2015 from $64.1 million as of June 30, 2014. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of June 30,		Change
	2015	2014	Amount	%
Number of customers	4,125	3,357	768	22.9%

Our number of customers increased by 768, or 22.9%, to 4,125 as of June 30, 2015 from 3,357 as of June 30, 2014. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 325 people as of June 30, 2014 to 340 as of June 30, 2015. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of June 30, 2015, we had $244.7 million of cash, cash equivalents and short-term investments, $6.6 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $109.7 million as of December 31, 2014 and to $244.7 million as of June 30, 2015. The increase as of 2011 is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses. The increase as of June 30, 2015 is primarily the result of our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of June 30, 2015, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $4.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2016. As of June 30, 2015, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,647	$(3,633)
Net cash used in investing activities	$(47,706)	$(13,304)
Net cash provided by financing activities	$133,483	$3,223

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

Net cash provided by operating activities of $4.6 million for the six months ended June 30, 2015 reflected a net loss of $37.4 million, adjusted for non-cash charges of $30.2 million primarily due to stock-based compensation expense, as well as a net change of $11.8 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $7.4 million and an increase in deferred revenue of $4.9 million.

Net cash used in operating activities of $3.6 million for the six months ended June 30, 2014 reflected a net loss of $33.1 million, adjusted for non-cash charges of $17.8 million primarily due to stock-based compensation expense, as well as a net change of $11.6 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $10.8 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures of purchase property and equipment. Cash used in investing activities during the six months ended June 30, 2015 was $47.7 million, primarily resulting from purchases of short-term investments of $64.0 million, offset by net proceeds from the maturities of short-term investments of $19.2 million.

Cash used in investing activities during the six months ended June 30, 2014 was $13.3 million, primarily resulting from the acquisitions of Skyfence and Tomium for $12.1 million in addition to $2.8 million in capital expenditures, partially offset by net proceeds from the maturities of short-term investments of $2.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $133.5 million for the six months ended June 30, 2015 primarily as a result of net proceeds from our follow-on public offering.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2014 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations:	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations [1]	$2,937	$6,674	$6,606	$7,022	$4,099	$4,020	$31,358
Severance Pay Fund [2]	—	—	—	—	—	—	4,774
Purchase commitments [3]	—	—	—	—	—	—	6,223
Skyfence cash holdback liability [4]	—	7,579	—	—	—	—	7,579

Total	$2,937	$14,253	$6,606	$7,022	$4,099	$4,020	$49,934

[1]	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2015, we made regular lease payments of $2.3 million under the operating lease agreements.
[2]	Our condensed consolidated balance sheet as of June 30, 2015 includes $4.8 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within nine months from the date the inventory arrived at the vendor’s warehouse.
[4]	Skyfence cash holdback liability relates to the acquisition of Skyfence in the first quarter of 2014. This amount is the committed cash payment to Skyfence which is due in the first quarter of 2016.

Off-Balance Sheet Arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected a transition method.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended June 30, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $7.4 million in 2012, $25.2 million in 2013, $59.0 million in 2014 and $37.4 million in the six months ended June 30, 2015. As a result, we had an accumulated deficit of $195.0 million at June 30, 2015. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We have experienced rapid growth over the last several years. For example, we grew from 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014 and then to 787 employees as of June 30, 2015. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013, 15% of our bookings for the year ended December 31, 2014 and 10% of our bookings for the six months ended June 30, 2015, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014 and 32% of our total revenue for the six months ended June 30, 2015. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

The majority of our current sales are made through a model in which our channel partners sell our cyber-security solutions to large enterprise customers that operate their own data centers and have the ability to choose the cyber-security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc., Amazon Web Services (“AWS”) and Savvis, Inc. (dba CenturyLink Technology Solutions), they may not be able to choose what cyber-security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers, like Rackspace Hosting, Inc., AWS and Savvis, Inc., to integrate our cyber-security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our cyber-security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise choose our products if making a decision on a stand-alone basis.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2012, 2013, 2014 and the six months ended June 30, 2015, we incurred approximately 41%, 37%, 32% and 26%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are patent holding companies or other patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenues so that potential assertions of our patents (and potential patents) against such companies may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In June 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We had 21 issued patents and nine patent applications pending as of June 30, 2015 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We have entered into assignment of invention agreements with our Israeli employees pursuant to which such individuals agree to assign to us all rights to any inventions created in the scope of their employment or engagement with us. A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. The Committee has previously held that employees may be entitled to remuneration for intellectual property that they develop during their service for a company despite their explicit waiver of such right. In a recent decision, however, the Committee overturned its position and upheld that an employee’s waiver of his right to remuneration is valid and binding. The plaintiff in this last case filed a petition with the Israeli Supreme Court requesting to remand the case to the Committee for a second review, but the Israeli Supreme Court decided on July 8, 2015 that the Committee acted within its administrative authority and that it would not intervene in the Committee’s decision. Even though the recent decision still stands, the Committee’s inconsistency raises doubt as to the outcome in different sets of circumstances. Thus, although our Israeli employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former Israeli employees, or be forced to litigate such claims, which could negatively affect our business.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. We discovered earlier this year that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We have terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC on March 6, 2015, and are in the process of further assessing the issue and implementing new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. BIS and OFAC have not yet responded to our voluntary disclosures and we cannot predict when the agencies will complete their review and determine whether any violations occurred. While BIS and OFAC could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions or export control laws. Even though we take precautions to prevent transactions with U.S. sanctions targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

Our principal research and development facilities are located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of civil unrest, and a number of state and non-state actors have publicly committed to its destruction. Political, economic and military conditions in Israel could directly affect our operations. We could be adversely affected by any major hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future violence between Israel and the Palestinians, including a resumption of the conflict in Gaza, armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

For example, in connection with the review of our unaudited interim condensed consolidated financial statements in our Form 10-Q filed with the SEC on November 7, 2014, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014, because of a material weakness in internal control over financial reporting related to insufficient oversight and review controls to ensure the proper determination of stock-based compensation expense for certain complex equity awards that were not issued in the ordinary course. While these control deficiencies were remediated, we continue to identify risks and make improvements to our internal controls and we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to add personnel, expend significant resources and provide significant management oversight, which involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

For the quarter ended June 30, 2015, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2015	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2015
	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01	Fourth Amendment to Lease (Expansion), effective as of May 5, 2015, between Imperva, Inc. and Westport Office Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 12, 2015 (File No. 001-35338).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.