Form 10-Q
period 2015-09-30
IMPERVA INC
filed 2015-11-05
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of November 2, 2015: 31,428,391 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,949	$68,096
Short-term investments	95,815	41,624
Restricted cash	74	62
Accounts receivable, net of allowance for doubtful accounts of $299 and $215 as of September 30, 2015 and December 31, 2014, respectively	41,486	47,446
Inventory	942	259
Deferred tax assets	434	408
Prepaid expenses and other current assets	5,725	3,927

Total current assets	302,425	161,822
Property and equipment, net	8,451	7,618
Goodwill	34,972	34,972
Acquired intangible assets, net	8,343	9,399
Severance pay fund	4,350	3,980
Restricted cash	1,665	1,665
Deferred tax assets	329	329
Other assets	822	860

TOTAL ASSETS	$361,357	$220,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,544	$5,376
Accrued compensation and benefits	16,320	15,749
Accrued and other current liabilities	12,918	6,376
Deferred revenue	66,303	56,077

Total current liabilities	100,085	83,578
Other liabilities	4,183	10,408
Deferred revenue	24,988	25,098
Accrued severance pay	4,675	4,318

TOTAL LIABILITIES	133,931	123,402

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value per share - 145,000,000 shares authorized, 31,420,342 and 26,895,480 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	429,300	256,388
Accumulated deficit	(200,759)	(157,658)
Accumulated other comprehensive loss	(1,118)	(1,489)

TOTAL STOCKHOLDERS’ EQUITY	227,426	97,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$361,357	$220,645

The accompanying notes are an integral part of these consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
Products and license	$30,451	$19,642	$71,450	$48,199
Services	32,898	23,033	90,134	64,434

Total net revenue	63,349	42,675	161,584	112,633

Cost of revenue:
Products and license	2,741	2,299	7,535	6,106
Services	9,148	7,202	26,250	20,181

Total cost of revenue	11,889	9,501	33,785	26,287

Gross profit	51,460	33,174	127,799	86,346
Operating expenses:
Research and development	13,183	10,459	38,973	32,038
Sales and marketing	31,806	26,853	97,130	74,953
General and administrative	11,401	8,987	32,781	25,013
Amortization of acquired intangible assets	352	351	1,056	917

Total operating expenses	56,742	46,650	169,940	132,921

Loss from operations	(5,282)	(13,476)	(42,141)	(46,575)
Other income (expense), net	91	48	(213)	(321)

Loss before provision (benefit) for income taxes	(5,191)	(13,428)	(42,354)	(46,896)
Provision (benefit) for income taxes	556	190	747	(216)

Net loss	(5,747)	(13,618)	(43,101)	(46,680)
Loss attributable to noncontrolling interest	—	—	—	213

Net loss attributable to Imperva, Inc. stockholders	$(5,747)	$(13,618)	$(43,101)	$(46,467)

Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(0.19)	$(0.52)	$(1.47)	$(1.81)

Shares used in computing net loss per share of common stock, basic and diluted	30,797	25,967	29,362	25,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(5,747)	$(13,618)	$(43,101)	$(46,680)

Other comprehensive loss (net of tax):
Net change in unrealized gain (loss) on investments	8	(30)	(54)	(16)
Net change in unrealized gain (loss) on hedging instruments	(152)	(500)	425	(419)

	(144)	(530)	371	(435)

Comprehensive loss	(5,891)	(14,148)	(42,730)	(47,115)
Comprehensive loss attributable to noncontrolling interest	—	—	—	213

Comprehensive loss attributable to Imperva, Inc. stockholders	$(5,891)	$(14,148)	$(42,730)	$(46,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2015
Balance as of January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$—	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	1,074,862	—	12,652	—	—	—	12,652
Vesting of restricted stock	—	—	767	—	—	—	767
Stock-based compensation	—	—	38,801	—	—	—	38,801
Income tax benefit from employee stock option exercises	—	—	60	—	—	—	60
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(7,221)	—	—	—	(7,221)
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(54)	—	(54)
Change in unrealized gain (loss) on derivatives	—	—	—	—	425	—	425
Net loss	—	—	—	(43,101)	—	—	(43,101)

Comprehensive loss							(42,730)

Balance as of September 30, 2015	31,420,342	$3	$429,300	$(200,759)	$(1,118)	$—	$227,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2014
Balance as of January 1, 2014	25,206,498	$2	$187,957	$(98,695)	$(428)	$(2,614)	$86,222
Issuance of common stock related to acquisitions	738,479	—	24,164	—	—	—	24,164
Issuance of common stock under employee equity plans, net of repurchases	548,197	—	5,082	—	—	—	5,082
Vesting of restricted stock	—	—	427	—	—	—	427
Stock-based compensation	—	—	26,106	—	—	—	26,106
Income tax benefit from employee stock option exercises	—	—	20	—	—	—	20
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(1,584)	—	—	—	(1,584)
Pre-combination service relating to acquired Skyfence option plan		—	354	—	—	—	354
Purchase of noncontrolling interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	—
Components of other comprehensive loss, net of tax:
Change in unrealized gain (loss) on investments	—	—	—	—	(16)	—	(16)
Change in unrealized gain (loss) on derivatives	—	—	—	—	(419)	—	(419)
Net loss	—	—	—	(46,467)	—	(213)	(46,680)

Comprehensive loss							(47,115)

Balance as of September 30, 2014	26,582,777	$2	$239,699	$(145,162)	$(863)	$—	$93,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,101)	$(46,680)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,337	2,613
Stock-based compensation	38,801	26,106
Amortization of acquired intangibles	1,056	917
Amortization of premiums/accretion of discounts on short-term investments	398	318
Excess tax benefits from share-based compensation	(60)	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	5,960	8,909
Inventory	(683)	153
Prepaid expenses and other assets	(1,760)	713
Accounts payable	(964)	(765)
Accrued compensation and benefits	571	498
Accrued and other liabilities	1,187	220
Severance pay, net	356	42
Deferred revenue	10,116	5,895
Deferred tax assets	(26)	(6)

Net cash provided by (used in) operating activities	15,188	(1,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(75,399)	(26,899)
Proceeds from sales/maturities of short-term investments	20,721	29,821
Acquisitions, net of cash acquired	—	(12,083)
Purchase of property and equipment	(4,038)	(3,694)
Change in restricted cash	(12)	(323)

Net cash used in investing activities	(58,728)	(13,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering costs	127,853	—
Proceeds from issuance of common stock, net of repurchases	12,668	4,926
Excess tax benefits from share-based compensation	60	20
Shares withheld for tax withholding on vesting of restricted stock units	(7,221)	(1,584)

Net cash provided by financing activities	133,360	3,362

Effect of exchange rate changes on cash and cash equivalents	33	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,853	(10,903)
CASH AND CASH EQUIVALENTS - Beginning of period	68,096	76,704

CASH AND CASH EQUIVALENTS - End of period	$157,949	$65,801

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$132	$—

Vesting of restricted and early exercised stock options	$767	$427

Common stock issued in connection with acquisitions	$—	$24,164

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three and nine months ended September 30, 2015, the Company had one customer that represented 19% and 18% of the Company’s total revenue, respectively. One customer represented 24% and another customer represented 12% of gross accounts receivable as of September 30, 2015. For the three and nine months ended September 30, 2014, the Company did not have any customers that represented more than 10% of the Company’s total revenue. There were no customers who represented greater than 10% of gross accounts receivable as of December 31, 2014.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This guidance will be effective for the Company beginning January 1, 2016, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company beginning January 1, 2017, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

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

In July 2011, the Company purchased 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest to 82%. In January 2012, the Company purchased the remaining 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock for $3.5 million thereby increasing its ownership interest in Incapsula to 85%.

Under the terms of the agreements between the Company and Incapsula, the Company had the right, but not the obligation, to purchase the remaining ownership interest in Incapsula commencing on November 5, 2013 and ending on November 5, 2018 (the “Purchase Right”). In March 2014, the Company acquired the remaining outstanding capital stock in exchange for approximately 124,088 shares of Company common stock with an aggregate fair value of $7.7 million.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$46,741	$—	$—	$46,741
Commercial paper	13,349	—	1	13,348
Bank deposits	10,245	—	—	10,245
Money market funds	87,615	—	—	87,615

Total	$157,950	$—	$1	$157,949

Short-term investments:
Corporate debt obligations	$85,654	$9	$149	$85,514
Bank deposits	10,301	—	—	10,301

Total	$95,955	$9	$149	$95,815

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,284	$—	$—	$26,284
Commercial paper	18,341	—	2	18,339
Bank deposits	11,877		—	11,877
Money market funds	11,596	—	—	11,596

Total	$68,098	$—	$2	$68,096

Short-term investments:
Corporate debt obligations	$31,404	$3	$53	$31,354
Bank deposits	10,270	—	—	10,270

Total	$41,674	$3	$53	$41,624

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2015 (in thousands):

	As of September 30, 2015
	Amortized Cost	Estimated Fair Value
Short-term investments:
Due within one year	$50,812	$50,801
Due within two years	45,143	45,014

Total	$95,955	$95,815

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2015 and 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$57,242	$149	$2,001	$—	$59,243	$149

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$12,735	$47	$12,088	$6	$24,823	$53

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy (in thousands):

	As of September 30, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash and cash equivalents:
Commercial paper	$—	$13,348	$—	$13,348
Bank deposits	—	10,245	—	10,245
Money market funds	87,615	—	—	87,615
Short-term investments:
Corporate debt obligations	—	85,514	—	85,514
Bank deposits	—	10,301	—	10,301

Total financial assets	$87,615	$119,408	$—	$207,023

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$300	$—	$300

	As of December 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$18,339	$—	$18,339
Bank deposits	—	11,877	—	11,877
Money market funds	11,596	—	—	11,596
Short-term investments:
Corporate debt obligations	—	31,354	—	31,354
Bank deposits	—	10,270	—	10,270

Total financial assets	$11,596	$71,840	$—	$83,436

Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$1,002	$—	$1,002

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.3 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$6,481	$(300)	$25,990	$(1,002)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$—	$52	$780	$55
Losses recognized in OCI (a)	$(312)	$(620)	$(762)	$(508)
Gains reclassified from accumulated OCI into net loss (b)	$—	$52	$—	$55
Losses reclassified from accumulated OCI into net loss (b)	$(113)	$(73)	$(684)	$(89)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)	Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $14 and $99 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2015 and $73 and $611 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2015. $(2) and $(19) were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2014 and $(3) and $(31) were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2014. All amounts are reflected within the respective condensed consolidated statement of operations.

7. Acquired Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from seven to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the nine months ended September 30, 2015 and 2014. The weighted average remaining useful life of the Company’s acquired technology intangible assets is six years as of September 30, 2015.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired Technology	$10,668	$(2,325)	$8,343	$10,668	$(1,269)	$9,399

Acquired intangible assets are amortized over their estimated useful lives of seven to 10 years. There were no acquired intangible assets prior to January 1, 2014. As of September 30, 2015, the amortization expense in future periods is expected to be as follows (in thousands):

Fiscal Year	Acquired Technology
2015 (remaining 3 months)	$352
2016	1,408
2017	1,408
2018	1,408
2019	1,408
Thereafter	2,359

Total expected amortization expense	$8,343

8. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution which expires on May 1, 2016. The agreement, as amended, provides for a maximum borrowing capacity of up to $4.5 million. As of September 30, 2015 and December 31, 2014, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion and bears interest at LIBOR plus 2.75%. As of September 30, 2015 and December 31, 2014, the Company was compliant with the amended covenant of the credit facility.

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2020. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of September 30, 2015 (in thousands):

Fiscal Year	Operating Leases	Estimated Sublease Income
2015 (remaining 3 months)	$1,327	$209
2016	7,079	451
2017	7,201	—
2018	7,543	—
2019	4,744	—
Thereafter	4,639	—

Total	$32,533	$660

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2015 and 2014 was $3.3 million and $2.9 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and nine months ending September 30, 2015 and 2014, the Company did not receive any tenant improvement allowances.

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

As of September 30, 2015 and December 31, 2014 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of September 30, 2015. Motor vehicle lease expenses for the nine months ended September 30, 2015 and 2014 were $2.0 million and $2.0 million, respectively.

(c) Purchase Commitments

As of September 30, 2015 and December 31, 2014, the Company had purchase commitments of $7.0 million and $4.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit again names the Company and certain of its officers and purports to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements about the Company’s operations and business and financial results and purports to assert claims for violations of the federal securities laws. The amended complaint seeks unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss and granted plaintiff leave to file an amended complaint.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against the Company (as a nominal defendant), and naming certain of the Company’s officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by the Company, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, the Company and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015. On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of September 30, 2015 and December 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire in no later than ten years. The Company also grants RSUs, which generally vest over either a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period. Additionally, from time to time the Company grants performance-based restricted stock units to its executives and employees.

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

(d) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted an Inducement Stock Option Plan and Agreement (the “Inducement Option Plan”) and an Inducement Restricted Stock Unit Plan and Agreement (the “Inducement RSU Plan”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase up to 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which will have a ten-year term, will vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing a total of 290,000 shares of the Company’s common stock. The RSUs, which will expire following settlement, will vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

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

In November 2013, the board of directors of Incapsula approved the grant of RSUs for 7,095,461 shares of Incapsula’s common stock (“Incapsula RSUs”). As part of the Incapsula Acquisition, the Incapsula RSUs were assumed and replaced by RSUs for Company Common Stock issued to continuing employees of Incapsula. The Incapsula RSU’s vest according to performance-based vesting terms tied to 2014 revenue for Incapsula and Incapsula-related products and services, which were converted into approximately 198,825 shares of Company Common Stock at the same exchange ratio applicable to the Incapsula Acquisition. In addition to performance conditions, the awards were dependent on the market price of Imperva’s common stock, which was deemed a market condition under ASC 718.

The options outstanding and performance restricted share units under the Incapsula 2010 Share Incentive Plan were assumed as part of the Incapsula Acquisition and are equivalent to 247,184 shares of Company common stock on an as-converted basis. The Company does not intend to grant any additional shares under the Incapsula 2010 Share Incentive Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2015	2,244,363	$33.83	8.27	$38,457
Granted	623,191	$47.18
Exercised	(369,380)	$27.82
Cancelled or forfeited	(281,748)	$41.34

Balances - September 30, 2015	2,216,426	$37.63	8.10	$61,926

Vested and expected to vest - September 30, 2015	1,954,988	$36.76	8.01	$56,313

Exercisable - September 30, 2015	745,224	$28.94	6.83	$27,234

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $65.48 of the Company’s common stock on September 30, 2015.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2015	2,279,081	$39.07
Granted	742,082	$49.66
Granted, performance RSUs	249,220	$42.58
Released	(646,148)	$37.26
Cancelled or expired	(495,486)	$35.32

Unvested - September 30, 2015	2,128,749	$44.60

The aggregate intrinsic value of options exercised under the Plans was $10.9 million for the nine months ended September 30, 2015. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of September 30, 2015, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $96.0 million, net of estimated forfeitures. As of September 30, 2015, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the nine months ended September 30, 2015 and 2014. Recognized stock-based compensation tax benefits during the three and nine months ended September 30, 2015 was $17,000 and $60,000, respectively. Recognized stock-based compensation tax benefits during the three and nine months ended September 30, 2014 was $20,000.

(f) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$836	$569	$2,713	$1,472
Research and development	3,311	2,353	10,122	6,335
Sales and marketing	3,314	3,730	12,824	9,369
General and administrative	4,201	4,123	13,142	8,930

Total stock-based compensation expense	$11,662	$10,775	$38,801	$26,106

The fair value of stock option grants and ESPP grants for the three and nine months ended September 30, 2015 and 2014 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.7%	2.0%	1.7%	1.9%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	48%	51%	49%	45%

ESPP grants:
Dividend rate	—	—	0%	0%
Risk-free interest rate	—	—	0.1%	0.1%
Expected term (in years)	—	—	0.5	0.5
Expected volatility	—	—	64%	57%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(g) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s former CEO and Chairman of the Board of Directors, the Company has the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of the provision of services at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. There were no grants of shares of restricted common stock during the nine months ended September 30, 2015 and the year ended December 31, 2014. All these shares were fully vested as of September 30, 2015.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period of which the first vesting date will not be earlier than November 7, 2015. As a result, none of these shares were vested as of September 30, 2015.

(h) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of September 30, 2015 there were no unvested shares. As of December 31, 2014 there were 6,667 shares unvested amounting to $71,000.

(i) Equity Awards Issued in Acquisitions

In connection with the Skyfence and Incapsula acquisitions, the Company assumed stock options covering an aggregate of 72,607 shares of its common stock (in addition to the Incapsula RSUs discussed above). At the date of the acquisition, vested stock options and the associated fair value was recorded as part of the purchase consideration. The fair value related to the assumed unvested stock options is recognized as post-combination compensation cost and is being recorded as post-combination compensation expense ratably over the respective remaining service period.

(j) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

11. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$(851)	$(123)	$(974)	$(345)	$12	$(333)
Other comprehensive income (loss) before reclassifications	(200)	8	(192)	(521)	(41)	(562)
Amounts reclassified to net loss	48	—	48	21	11	32

Change in other comprehensive income (loss)	(152)	8	(144)	(500)	(30)	(530)

Balance at September 30	$(1,003)	$(115)	$(1,118)	$(845)	$(18)	$(863)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,428)	$(61)	$(1,489)	$(426)	$(2)	$(428)
Other comprehensive income (loss) before reclassifications	11	(54)	(43)	(453)	(27)	(480)
Amounts reclassified to net loss	414	—	414	34	11	45

Change in other comprehensive income (loss)	425	(54)	371	(419)	(16)	(435)

Balance at September 30	$(1,003)	$(115)	$(1,118)	$(845)	$(18)	$(863)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$7	$(1)	$8	$(51)	$10	$(41)
Reclassification adjustments [2]	—	—	—	11	—	11

Unrealized gains (losses) on investments:	7	(1)	8	(40)	10	(30)

Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	(312)	(112)	(200)	(567)	46	(521)
Reclassification adjustments [1]	113	65	48	21	—	21

Unrealized gains (losses) on cash flow hedges, net	(199)	(47)	(152)	(546)	46	(500)

Other comprehensive income/(loss)	$(192)	$(48)	$(144)	$(586)	$56	$(530)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(89)	$35	$(54)	$(27)	$—	$(27)
Reclassification adjustments [2]	—	—	—	11	—	11

Unrealized gains (losses) on investments:	(89)	35	(54)	(16)	—	(16)

Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	18	(7)	11	(452)	(1)	(453)
Reclassification adjustments [1]	684	(270)	414	33	1	34

Unrealized gains (losses) on cash flow hedges, net	702	(277)	425	(419)	—	(419)

Other comprehensive income/(loss)	$613	$(242)	$371	$(435)	$—	$(435)

[1]	Refer to note 6 for the affected line items in the condensed consolidated statement of operations.
[2]	Amount included in other income (expense), net, in the condensed consolidated statement of operations

12. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded income tax expense of $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded income tax expense of $0.7 million and an income tax benefit of $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax expense for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 was primarily attributable to foreign and state income taxes. The income tax benefit for the nine months ended September 30, 2014 was primarily related to the recognition of deferred tax assets for foreign losses totaling $1.0 million offset by foreign income taxes.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas	$42,515	$22,801	$104,079	$63,731
EMEA	14,113	12,929	38,604	30,543
APAC	6,721	6,945	18,901	18,359

Total net revenue	$63,349	$42,675	$161,584	$112,633

The following table presents long-lived assets by location (in thousands):

	As of September 30,	As of December 31,
	2015	2014
United States	$6,643	$6,761
Israel	10,130	10,221
Other	21	35

Total long-lived assets	$16,794	$17,017

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months and Nine Months Ended September 30,
	2015	2014
Stock options to purchase common stock	2,216,426	2,298,843
Restricted stock units for common stock	2,128,749	2,146,536
Restricted shares of common stock subject to repurchase	—	220,121
Restricted stock issued in connection with Skyfence acquisition	355,499	355,499

15. Subsequent Events

On October 28, 2015, the Company entered into a Fifth Amendment to Lease, which expands the Company’s current headquarters located at 3400 Bridge Parkway, Suite 200, Redwood Shores, CA to include office space located at 3200 Bridge Parkway, Suite 201, Redwood Shores, California, commencing November 1, 2015.

On October 28, 2015, the Company entered into a Sixth Amendment, which amends the lease for the Existing Premises by amending the commencement date for the office space located at 3400 Bridge Parkway, Suite 100, Redwood Shores, CA from April 1, 2017 to March 1, 2016. The Sixth Lease Amendment also adjusts the base rent schedule for the Suite 100.

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2015, we had 277 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $ 39.0 million for the nine months ended September 30, 2015 as compared to $32.0 million for the same period in 2014.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2015, 64% of our total revenue was generated from the Americas, 24% from Europe, Middle East and Africa (“EMEA”) and 12% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 436 channel partners worldwide, including both resellers and distributors. In 2014, our channel partners originated over 50%, and fulfilled almost 85%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of September 30, 2015, we had over 4,300 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners. Our customers include the top ten telecommunications companies, three of the top five commercial banks in the United States, three of the top five global consumer financial services firms, three of the top five global computer hardware companies, over 300 government agencies around the world and more than 400 Global 2000 companies.

Our net revenue has increased in each of the last three years, growing from $104.2 million in 2012 to $164.0 million in 2014. We have incurred net losses attributable to our stockholders of $43.1 million in the nine months ended September 30, 2015 and $59.0 million in the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $200.8 million.

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

We discuss for the periods presented revenue, gross margin, the components of loss from operations and number of customers further below under “—Results of Operations”, as applicable, and we discuss our cash and cash equivalents under “—Liquidity and Capital Resources.”

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three Months Ended or As of September 30,		Nine Months Ended or As of September 30,
	2015	2014	2015	2014
	(in thousands, except number of customers and percentages)
Net revenue	$63,349	$42,675	$161,584	$112,633
Gross margin	81.2%	77.7%	79.1%	76.7%
Loss from operations	$(5,282)	$(13,476)	$(42,141)	$(46,575)
Total deferred revenue	$91,291	$68,947	$91,291	$68,947
Cash, cash equivalents and short-term investments	$253,764	$101,196	$253,764	$101,196
Net cash provided by (used in) operations	$10,541	$2,546	$15,188	$(1,087)
Number of customers	4,313	3,540	4,313	3,540

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

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas	$42,515	$22,801	$104,079	$63,731
EMEA	14,113	12,929	38,604	30,543
APAC	6,721	6,945	18,901	18,359

Total net revenue	$63,349	$42,675	$161,584	$112,633

Cost of Revenue

Our total cost of revenue is comprised of the following:

•	Cost of Products and License Revenue—Cost of products and license revenue is comprised primarily of third-party hardware costs and royalty fees. Our cost of products and license revenue also includes personnel costs related to our operations team, shipping costs and write-offs for excess and obsolete inventory.

•	Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center (“SOC”) team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and nine months ended September 30, 2015 and 2014 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Products and license	$30,451	48.1%	$19,642	46.0%	$71,450	44.2%	$48,199	42.8%
Services:
Maintenance and support	17,110	27.0%	13,879	32.5%	48,163	29.8%	40,064	35.6%
Professional services and training	3,500	5.5%	2,774	6.5%	10,608	6.6%	8,154	7.2%
Subscriptions	12,288	19.4%	6,380	15.0%	31,363	19.4%	16,216	14.4%

Total Services	32,898	51.9%	23,033	54.0%	90,134	55.8%	64,434	57.2%

Total net revenue	63,349	100.0%	42,675	100.0%	161,584	100.0%	112,633	100.0%
Cost of revenue:
Products and license	2,741	4.4%	2,299	5.4%	7,535	4.7%	6,106	5.4%
Services	9,148	14.4%	7,202	16.9%	26,250	16.2%	20,181	17.9%

Total cost of revenue	11,889	18.8%	9,501	22.3%	33,785	20.9%	26,287	23.3%

Gross profit	51,460	81.2%	33,174	77.7%	127,799	79.1%	86,346	76.7%
Operating expenses:
Research and development	13,183	20.8%	10,459	24.5%	38,973	24.1%	32,038	28.4%
Sales and marketing	31,806	50.2%	26,853	62.9%	97,130	60.1%	74,953	66.5%
General and administrative	11,401	18.0%	8,987	21.1%	32,781	20.3%	25,013	22.2%
Amortization of purchased intangibles	352	0.7%	351	0.8%	1,056	0.7%	917	0.9%

Total operating expenses	56,742	89.7%	46,650	109.3%	169,940	105.2%	132,921	118.0%

Loss from operations	(5,282)	-8.5%	(13,476)	-31.6%	(42,141)	-26.1%	(46,575)	-41.3%
Other income (expense), net	91	0.1%	48	0.1%	(213)	-0.2%	(321)	-0.3%

Loss before provision (benefit) for income taxes	(5,191)	-8.4%	(13,428)	-31.5%	(42,354)	-26.3%	(46,896)	-41.6%
Provision (benefit) for income taxes	556	0.9%	190	0.4%	747	0.4%	(216)	-0.2%

Net loss	(5,747)	-9.3%	(13,618)	-31.9%	(43,101)	-26.7%	(46,680)	-41.4%
Loss attributable to noncontrolling interest	—	—	—	—	—	—	213	0.1%

Net loss attributable to Imperva, Inc. stockholders	$(5,747)	-9.3%	$(13,618)	-31.9%	$(43,101)	-26.7%	$(46,467)	-41.3%

Comparison of the Three Months and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$30,451	$19,642	$10,809	55.0%	$71,450	$48,199	$23,251	48.2%
Percentage of net revenue	48.1%	46.0%			44.2%	42.8%
Services:
Maintenance and support	17,110	13,879	3,231	23.3%	48,163	40,064	8,099	20.2%
Percentage of net revenue	27.0%	32.5%			29.8%	35.6%
Professional services and training	3,500	2,774	726	26.2%	10,608	8,154	2,454	30.1%
Percentage of net revenue	5.5%	6.5%			6.6%	7.2%
Subscriptions	12,288	6,380	5,908	92.6%	31,363	16,216	15,147	93.4%
Percentage of net revenue	19.4%	15.0%			19.4%	14.4%

Total Services	32,898	23,033	9,865	42.8%	90,134	64,434	25,700	39.9%
Percentage of net revenue	51.9%	54.0%			55.8%	57.2%

Total net revenue	$63,349	$42,675	$20,674	48.4%	$161,584	$112,633	$48,951	43.5%

Americas	$42,515	$22,801	$19,714	86.5%	$104,079	$63,731	$40,348	63.3%
Percentage of net revenue	67.1%	53.4%			64.4%	56.6%
EMEA	14,113	12,929	1,184	9.2%	38,604	30,543	8,061	26.4%
Percentage of net revenue	22.3%	30.3%			23.9%	27.1%
APAC	6,721	6,945	(224)	-3.2%	18,901	18,359	542	3.0%
Percentage of net revenue	10.6%	16.3%			11.7%	16.3%

Total net revenue	$63,349	$42,675	$20,674	48.4%	$161,584	$112,633	$48,951	43.5%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Our net revenue increased by $20.7 million, or 48.4%, to $63.3 million during the three months ended September 30, 2015 from $42.7 million during the three months ended September 30, 2014. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $19.7 million increase, or approximately an 86.5% change over the same period in 2014. The revenue growth in the Americas region in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was principally due to increasing demand for our product and service offerings as well as improved sales execution in the Americas region.

Products and license revenue increased by $10.8 million, to $30.4 million during the three months ended September 30, 2015 from $19.6 million during the three months ended September 30, 2014. The change in product and license revenue was primarily driven by an increase in the Americas region in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was due to improved sales execution in winning customer orders exceeding $100,000 which contributed to increased sales volume of our products.

Services revenue increased by $9.9 million during the three months ended September 30, 2015 from $23.0 million during the three months ended September 30, 2014. During the three months ended September 30, 2015, our services revenue was comprised of $17.1 million in maintenance and support, $3.5 million in professional services and training and $12.3 million in subscriptions. The change in services revenue in the three months ended September 30, 2015 from the three months ended September 30, 2014 was primarily due to an increase of $5.9 million in subscriptions revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $3.2 million in maintenance and support revenue from our larger installed base.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Our net revenue increased by $49.0 million, or 43.5%, to $161.6 million during the nine months ended September 30, 2015 from $112.6 million during the nine months ended September 30, 2014. This revenue growth reflects the increasing demand for our product and service offerings. The Americas region contributed the largest portion of this growth with a $40.3 million increase over the same period in 2014. Revenue growth in the Americas region in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to increased products and license revenue from increasing demand for our product and service offerings as well as improved sales execution in the Americas region.

Products and license revenue increased by $23.2 million, or 48.2%, to $71.4 million during the nine months ended September 30, 2015 from $48.2 million during the nine months ended September 30, 2014. The change in product and license revenue was mostly driven by an increase of $25.6 million in the Americas region during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the Americas region product and license revenue was primarily due to increased sales volume of our products, and improved sales execution in the Americas region.

Services revenue increased by $25.7 million, or 39.9%, to $90.1 million during the nine months ended September 30, 2015 from $64.4 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our services revenue was comprised of $48.2 million in maintenance and support, $31.4 million in subscriptions and $10.6 million in professional services and training. The change in services revenue in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 was primarily due to an increase of $15.1 million in subscriptions revenue resulting from cloud-based security services including ThreatRadar sales, $8.1 million in maintenance and support revenues, and $2.5 million in professional services and training revenue due to an increase in headcount and contractors which decreased lead time to deliver service engagements.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Products and license	$27,710	$17,343		$63,915	$42,093
Gross Margin %	91.0%	88.3%	2.7%	89.5%	87.3%	2.2%
Services gross profit	23,750	15,831		63,884	44,253
Gross Margin %	72.2%	68.7%	3.5%	70.9%	68.7%	2.2%

Total gross profit	$51,460	$33,174		$127,799	$86,346
Gross Margin %	81.2%	77.7%	3.5%	79.1%	76.7%	2.4%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Total gross margin increased 3.5 percentage points from 77.7% during the three months ended September 30, 2014 to 81.2% during the three months ended September 30, 2015 primarily due to an increase in services gross margin of 3.5% from 68.7% for the three months ended September 30, 2014 to 72.2% for the three months ended September 30, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues which better leveraged the internal cost structure to support these services during three months ended September 30, 2015 as compared to the 2014 period.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Total gross margin increased 2.4 percentage points from 76.7% during the nine months ended September 30, 2014 to 79.1% during the nine months ended September 30, 2015. This increase was primarily due to an increase in both products and license, and services gross margin of 2.2%. Products and license gross margin increased from 87.3% during the nine months ended September 30, 2014 to 89.5% for the nine months ended September 30, 2015 while services gross margin increased from 68.7% during the nine months ended September 30, 2014 to 70.9% for the nine months ended September 30, 2015. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins, during the nine months ended September 30, 2015 as compared to the 2014 period. The services gross margin increase was primarily due to higher subscription, maintenance and support revenues which better leveraged the internal cost structure to support these services for the nine months ended September 30, 2015 as compared to the 2014 period.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$13,183	$10,459	$2,724	26.0%	$38,973	$32,038	$6,935	21.6%
Percentage of net revenue	20.8%	24.5%			24.1%	28.4%
Sales and marketing	31,806	26,853	4,953	18.4%	97,130	74,953	22,177	29.6%
Percentage of net revenue	50.2%	62.9%			60.1%	66.5%
General and administrative	11,401	8,987	2,414	26.9%	32,781	25,013	7,768	31.1%
Percentage of net revenue	18.0%	21.1%			20.3%	22.2%
Amortization of purchased intangibles	352	351	1	0.3%	1,056	917	139	15.2%
Percentage of net revenue	0.7%	0.8%			0.7%	0.9%

Total operating expenses	$56,742	$46,650	$10,092	21.6%	$169,940	$132,921	$37,019	27.9%

Results above include stock-based compensation expense of:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
			(dollars in thousands)
Research and development	$3,311	$2,353	$958	$10,122	$6,335	$3,787
Sales and marketing	3,314	3,730	(416)	12,824	9,369	3,455
General and administrative	4,201	4,123	78	13,142	8,930	4,212

	$10,826	$10,206	$620	$36,088	$24,634	$11,454

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Research and development expenses increased by $2.7 million, or 26.0%, to $13.1 million during the three months ended September 30, 2015 from $10.4 million during the three months ended September 30, 2014. The change was primarily attributable to an increase of $2.0 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $5.0 million, or 18.4%, to $31.8 million during the three months ended September 30, 2015 from $26.8 million during the three months ended September 30, 2014. The change was principally related to an increase of $4.0 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and recruitment costs totaling $1.0 million relating to the increased headcount.

General and administrative expenses increased by $2.4 million, or 26.9%, to $11.4 million during the three months ended September 30, 2015 from $9.0 million during the three months ended September 30, 2014. The change was primarily due to an increase of $1.3 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred an increase in professional fees of $0.4 million, and additional travel costs totaling $0.3 million related to the increased headcount.

Amortization of purchased intangibles were consistent during the three months ended September 30, 2015 compared to the same period in 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Research and development expenses increased by $6.9 million, or 21.6%, to $39.0 million during the nine months ended September 30, 2015 from $32.0 million during the nine months ended September 30, 2014. The change was primarily attributable to an increase of $5.7 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $22.2 million, or 29.6%, to $97.1 million during the nine months ended September 30, 2015 from $75.0 million during the nine months ended September 30, 2014. The change was principally related to an increase of $19.6 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. Higher trade show, corporate marketing, travel, and recruitment costs totaling $3.3 million also contributed to the increase in expenses in the nine months ended September 30, 2015 as compared to the same period in 2014.

General and administrative expenses increased by $7.8 million, or 31.1%, to $32.8 million during the nine months ended September 30, 2015 from $25.0 million during the nine months ended September 30, 2014. The change was primarily due to an increase of $6.7 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred an increase in travel costs of $0.6 million, and professional fees of $0.5 million related to the increased headcount.

Amortization of purchased intangibles increased by $0.1 million, or 15.2%, to $1.0 million during the nine months ended September 30, 2015 from $0.9 million during the nine months ended September 30, 2014 due to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014.

Loss from Operations

Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
$(5,282)	$(13,476)	$8,194	60.8%	$(42,141)	$(46,575)	$4,434	9.5%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Our loss from operations decreased by $8.2 million, or 60.8%, to $5.3 million for the three months ended September 30, 2015 from $13.5 million for the three months ended September 30, 2014. Our gross profit increased by $18.3 million during the three months ended September 30, 2015 due to higher net revenues and changes in product mix. This improvement was partially offset by an increase in total operating expenses of $10.1 million during the three months ended September 30, 2015 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $5.0 million to expand our global sales efforts, and an increase of $2.7 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $2.4 million related to increased headcount.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Our loss from operations decreased by $4.5 million, or 9.5%, to $42.1 million for the nine months ended September 30, 2015 from $46.6 million for the nine months ended September 30, 2014. Our gross profit of $41.5 million during the nine months ended September 30, 2015 due to higher net revenues and changes in product mix. This improvement was partially offset by an increase in total operating expenses of $37.0 million during the nine months ended September 30, 2015 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $22.2 million to expand our global sales efforts, and an increase of $6.9 million of research and development costs to support our ongoing product development efforts. In addition, we had increased general and administrative costs of $7.8 million, the majority of which related to increased headcount to build out our corporate level functions to support global growth.

Other Income (Expense), net

Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
2015	2014	Amount	%	2015	2014	Amount	%
			(dollars in thousands)
$91	$48	$43	89.6%	$(213)	$(321)	$108	33.6%

Other income (expense), net, changed by $43,000 and $108,000 during the three months and nine months ended September 30, 2015 respectively when compared to prior periods primarily due to an increase in interest income from short-term investments.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$556	$190	$366	192.6%	$747	$(216)	$963	-445.8%
Effective tax rate	-10.7%	-1.4%			-1.8%	0.5%

The Company recorded income tax expense of $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The income tax was primarily attributable to foreign and state income taxes. The increase in the income tax expense for the three months ended September 30, 2015 was primarily attributable to foreign and state income taxes as well as the recognition of deferred tax assets related to foreign net operating losses for the three months ended September 30, 2014. There was no comparable deferred tax asset recognition during 2015.

The Company recorded income tax expense of $0.7 million and an income tax benefit of $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax expense for the nine months ended September 30, 2015 was primarily attributable to foreign income taxes. The income tax benefit for the nine months ended September 30, 2014 was primarily related to the recognition of deferred tax assets for foreign losses totaling $1.0 million, offset by foreign income taxes.

Deferred Revenue

	As of September 30,		Change
	2015	2014	Amount	%
		(dollars in thousands)
Total deferred revenue	$91,291	$68,947	$22,344	32.4%

Deferred revenue increased by $22.4 million, or 32.4%, to $91.3 million as of September 30, 2015 from $68.9 million as of September 30, 2014. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of September 30,		Change
	2015	2014	Amount	%
Number of customers	4,313	3,540	773	21.8%

Our number of customers increased by 773, or 21.8%, to 4,313 as of September 30, 2015 from 3,540 as of September 30, 2014. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 316 people as of September 30, 2014 to 347 as of September 30, 2015. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of September 30, 2015, we had $253.8 million of cash, cash equivalents and short-term investments, $4.6 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $109.7 million as of December 31, 2014 and to $253.8 million as of September 30, 2015. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of September 30, 2015, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $4.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on May 1, 2016. As of September 30, 2015, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by (used in) operating activities	$15,188	$(1,087)
Net cash used in investing activities	$(58,728)	$(13,178)
Net cash provided by financing activities	$133,360	$3,362

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

Net cash provided by operating activities of $15.2 million for the nine months ended September 30, 2015 reflected a net loss of $43.1 million, adjusted for non-cash charges of $43.5 million primarily due to stock-based compensation expense, as well as a net change of $14.8 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $6.0 million and an increase in deferred revenue of $10.1 million.

Net cash used in operating activities of $1.1 million for the nine months ended September 30, 2014 reflected a net loss of $46.7 million, adjusted for non-cash charges of $29.9 million primarily due to stock-based compensation expense, as well as a net change of $15.7 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $8.9 million and an increase in deferred revenue of $5.9 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures of purchase property and equipment. Cash used in investing activities during the nine months ended September 30, 2015 was $58.7 million, primarily resulting from purchases of short-term investments of $75.4 million, partially offset by net proceeds from the maturities of short-term investments of $20.7 million.

Cash used in investing activities during the nine months ended September 30, 2014 was $13.2 million, primarily resulting from purchases of short-term investments of $26.9 million, the acquisitions of Skyfence and Tomium for $12.1 million in addition to $3.7 million in capital expenditures, partially offset by net proceeds from the maturities of short-term investments of $29.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $133.4 million for the nine months ended September 30, 2015 primarily as a result of net proceeds from our follow-on public offering.

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2014 primarily as a result of proceeds received from the exercise of stock options and sale of common stock under our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2015:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations:
Operating lease obligations [1]	$1,327	$7,079	$7,201	$7,543	$4,744	$4,639	$32,533
Severance Pay Fund [2]	—	—	—	—	—	—	4,675
Purchase commitments [3]	—	—	—	—	—	—	7,022
Skyfence cash holdback liability [4]	—	7,579	—	—	—	—	7,579

Total	$1,327	$14,658	$7,201	$7,543	$4,744	$4,639	$51,809

[1]	Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2015, we made regular lease payments of $3.3 million under the operating lease agreements.
[2]	Our condensed consolidated balance sheet as of September 30, 2015 includes $4.7 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.
[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within nine months from the date the inventory arrived at the vendor’s warehouse.
[4]	Skyfence cash holdback liability relates to the acquisition of Skyfence in the first quarter of 2014. This amount is the committed cash payment to Skyfence which is due in the first quarter of 2016.

Off-Balance Sheet Arrangements

Through September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly-owned and majority owned subsidiaries. The preparation of our consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that they believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This guidance will be effective for the Company beginning January 1, 2016, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company beginning January 1, 2017, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

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

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit again names us and certain of our officers and purports to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleges that defendants made false and misleading statements about our operations and business and financial results and purports to assert claims for violations of the federal securities laws. The amended complaint seeks unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss and granted plaintiff leave to file an amended complaint.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against us (as a nominal defendant), and naming certain of our officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by us, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, we and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015. On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $7.4 million in 2012, $25.2 million in 2013, $59.0 million in 2014 and $43.1 million in the nine months ended September 30, 2015. As a result, we had an accumulated deficit of $201.0 million at September 30, 2015. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and end-user customers, whom we refer to in this Quarterly Report on Form 10-Q as our customers;

•	the timing of sales and shipments of products during a quarter, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services, including subscription services, and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting, procurement and work cycles of our customers, which may result in seasonal variation as our business and the market for solutions such as ours mature;

•	changes in customer renewal rates for our services;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate;

•	the timing of satisfying revenue recognition criteria for our sales, particularly where we accrue the associated commission expense in a different period, which may be affected by the extent to which we bring on new resellers and distributors and our ability to establish vendor-specific objective evidence of fair value, or VSOE, for new products and maintain VSOE for maintenance and services;

•	future accounting pronouncements or changes in our accounting policies; and

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, since a significant portion of our expenses are incurred and paid in the Israeli shekel and other currencies besides the U.S. dollar.

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

We have experienced rapid growth over the last several years. For example, we grew from 474 employees as of December 31, 2012, to 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014 and then to 850 employees as of September 30, 2015. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Israel, Asia and Europe. We also source our components for our products from various geographical regions and ship components from a foreign production facility. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	challenges caused by distance, language, cultural and ethical differences and the competitive environment;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	trade and foreign exchange restrictions;

•	foreign currency exchange fluctuations and foreign exchange controls;

•	economic, social or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations or relationships with channel partners;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of complying with U.S. and foreign laws and regulations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance or complaints of non-compliance;

•	heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	the potential that our operations in the U.S. may limit the acceptability of our products to some foreign governments, and vice versa;

•	the potential for acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 11% of our bookings for the year ended December 31, 2012, 13% of our bookings for the year ended December 31 2013, 15% of our bookings for the year ended December 31, 2014 and 15% of our bookings for the nine months ended September 30, 2015, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for 2012, 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014 and 30% of our total revenue for the nine months ended September 30, 2015. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one to three years but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2012, 2013, 2014 and the nine months ended September 30, 2015, we incurred approximately 41%, 37%, 32% and 27%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are patent holding companies or other patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenues so that potential assertions of our patents (and potential patents) against such companies may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In September 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 24 issued patents and 11 patent applications pending as of September 30, 2015 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. We discovered earlier this year that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC and filed final reports with BIS and OFAC on September 2, 2015 and September 22, 2015, respectively. We have implemented new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. OFAC issued a cautionary letter on October 14, 2015 as a final enforcement response to the apparent violations and did not impose any monetary penalties. BIS has not yet responded to our voluntary disclosures and we cannot predict when the agency will complete its review and determine whether any violations occurred. While BIS could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions or export control laws. Even though we take precautions to prevent transactions with U.S. sanctions targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

The cloud-based security services that we provide through our subsidiary, Incapsula, are operated from a network of third party facilities that host the software and systems that operate these security services. Any damage to, or failure of, our internal systems or systems at third party hosting facilities could result in outages or interruptions in our cloud-based services. Outages or interruptions in our cloud-based security services may cause our customers and potential customers to believe our cloud-based security services are unreliable, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers, ultimately harming our business and revenue.

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

For the quarter ended September 30, 2015, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2015	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2015

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01	Fifth Amendment to Lease (Expansion), entered into as of October 28, 2015, between Imperva, Inc. and Westport Office Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on October 29, 2015 (File No. 001-35338).

10.02	Sixth Amendment to Lease, entered into as of October 28, 2015, between Imperva, Inc. and Westport Office Park, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on October 29, 2015 (File No. 001-35338).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.