Form 10-K
period 2015-12-31
IMPERVA INC
filed 2016-02-26
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the New York Stock Exchange on such date, was approximately $1,800 million. Shares of common stock held by each executive officer and director of the registrant and the registrant’s co-founder who is a former executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 17, 2016 was 32,308,341.

2015 ANNUAL REPORT ON FORM 10-K

Documents Incorporated by Reference

Portions of the definitive proxy statement for our 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  We intend to file the definitive proxy statement with the Securities and Exchange Commission, or SEC, within 120 days of the year ended December 31, 2015.

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other filings with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

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

As of December 31, 2015, Imperva had over 4,500 end user customers in more than 90 countries. We use the term customer in this Annual Report on Form 10-K to refer to our end user customers. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and managed security service providers (“MSSPs”) and hosting partners. We primarily sell our products and services through our network of over 300 channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. As of December 31, 2015, we had approximately 923 employees, including 288 employees in research and development. We generated revenue of $234.3 million in 2015, an increase of 42.9% over the $164.0 million in revenue we generated in 2014. Net loss attributable to our stockholders was $48.9 million in 2015 as compared to $59.0 million in 2014.

Our Strategy

Our goal is to extend our leadership position in the cyber-security market. Key elements of our growth strategy include:

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

•

Continue to pursue cyber-security opportunities as businesses adopt cloud computing. Our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers, MSSPs and hosting partners. We intend to continue to focus on capturing the expected increases in spending on securing business-critical applications and data as enterprises pursue cloud computing initiatives for both external and internal facing applications. We intend to develop and expand our relationships with MSSPs and data center hosting providers, and to increase sales to SaaS providers.

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

•

Further penetrate our existing customer base. We intend to drive further penetration of our suite of cyber-security offerings within our existing customer base by deepening and broadening deployment of our offerings. Many of our customers initially deploy our solution for a limited portion of their business-critical applications and data, providing us with significant opportunities to sell them more of our products. This strategy has proved successful, as more than 55% of our revenues in 2015 were derived from repeat sales to existing customers. In addition, as a leading provider of cyber-security solutions, we believe we are well positioned to benefit as our customers expand the scope of their cyber-security and compliance initiatives both in the cloud and on premises. As of December 31, 2015, approximately 26% of our customers have purchased more than one of our SecureSphere offerings.

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

•

Increase our sales in the mid-market and small and medium-sized business (“SMB”) market. We believe there is a significant opportunity to provide cyber-security solutions to smaller businesses as they continue to face increasing security threats and more complex compliance mandates. We plan to continue to grow our business with mid-market enterprises and SMBs by expanding our distribution channels and our cloud-based offerings.

•

Pursue strategic opportunities. We intend to pursue targeted acquisition and partnership opportunities to continue to broaden our technology and offerings to better enable organizations to discover assets and vulnerabilities, to protect information wherever it lives and to comply with regulations.

Cloud and On-Premise Products

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

Our Incapsula service is purpose-built to deliver cloud-based Website Security (featuring a Payment Card Industry (“PCI”) certified Web Application Firewall), Distributed Denial of Service (“DDoS”) Protection and Load Balancing and Failover, all of which are fully integrated with, and built on top of, a global Content Delivery Network. Our Incapsula service is designed to be easy to deploy and accessible to businesses of all sizes that want to maximize the security, speed and availability of their websites. Without needing to purchase or install any hardware or software to use our Incapsula service, we estimate that most customers can set up our Incapsula service in less than ten minutes. Our customers typically begin using our Incapsula service by changing their website’s Domain Name System setting to route traffic to the Incapsula network. The global network of Incapsula servers apply security and optimization solutions to traffic on our customers’ websites according to the Incapsula service options they purchase. The screened, filtered and optimized traffic is then routed by the Incapsula network to the customer’s websites.

Our Skyfence service delivers real-time, automated visibility and control over corporate use of cloud and SaaS applications, including employee-adopted SaaS applications, often referred to as shadow IT, applications delivered by cloud providers, and IT-led or sanctioned applications such as Office 365. These applications are accessible from the Internet, which exposes them to the vulnerabilities intrinsic to public-facing applications. These applications also create security, regulatory and compliance challenges as the responsibility for housing and securing the data is transferred to a third party. We believe that today’s traditional perimeter and endpoint security products do not adequately address cyber-security for cloud applications and data. Our Skyfence service enforces access control policies, protects sensitive data from external and internal threats, and is designed to ensure compliance with standards by using proprietary network traffic analysis and Dynamic User Fingerprinting technology to profile normal user behavior and detect anomalies that could indicate cyber-attacks or internal threats. Our Skyfence solution provides organizations with the power to discover all of the cloud assets that are in use and to uniformly enforce security and compliance policies while controlling user access to sensitive data, privileged user activity and application programming interface (“API”) access to the service.

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

Skyfence Cloud Discovery and Governance: Enables comprehensive visibility of cloud applications

Skyfence Cloud Discovery and Governance protects against blind spots created by the rapid adoption of cloud applications and the bring-your-own-application and shadow IT trends. Skyfence Cloud Discovery discovers and catalogs cloud applications accessed by users and provides organizations with detailed visibility into the usage, activities, and risk information associated with such catalogued applications.

Protect

SecureSphere

SecureSphere Web Application Firewall: Protects business-critical web applications and data

We believe that our SecureSphere Web Application Firewall (“WAF”) is one of the industry’s leading solutions for protecting web assets from application attacks. Our SecureSphere WAF protects our customers’ business-critical applications and data from large scale cyber-attacks, adapts to evolving threats to protect against data breaches and enables compliance with regulatory requirements. Based on the feature and traffic capacity requirements of our customers, our web application security products can be deployed as a physical or virtual appliance. Key capabilities of our SecureSphere WAF include dynamic identification of legitimate web application usage, fortification of web defenses with research-driven intelligence on current threats from our Application Defense Center (“ADC”), alerts and requests blocking as well as virtual patching of application vulnerabilities.

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

SecureSphere File Firewall: Protects file access activity to ensure business-critical data and applications are secured

SecureSphere File Firewall secures unstructured data, including spreadsheets, presentation slides, word processing documents, videos and PDFs that contain business-critical data and applications that our customers store in unstructured repositories, such as file servers, content management repositories, network-attached storage and storage area network devices. It provides full visibility and control over unstructured business data repositories, including file ownership, usage and access rights and enables security, audit, risk and IT professionals to improve file data security and address compliance requirements. SecureSphere File Firewall can be deployed as a physical or virtual appliance based on feature and traffic capacity requirements of our customers.

Camouflage

Imperva Camouflage data masking: creates realistic, functional data for development, testing, and training by disguising sensitive information while maintaining the characteristics of the original data.

Imperva Camouflage data masking is designed to reduce data breach risk by replacing sensitive data in non-production systems, including test and development systems or data warehouses and analytical data stores, with realistic fictional data. The fictional data maintains referential integrity and is statistically accurate enabling testing, analysis and business processes to operate normally. Imperva Camouflage data masking protects data from theft and helps ensure compliance with regulations and international policies dictating data privacy and transport.  Imperva licenses this product from Camouflage Software Inc.

ThreatRadar

ThreatRadar: Provides reputation and crowdsourced security intelligence services

ThreatRadar Reputation Services recognizes attack sources and dynamically adjusts web security policies within our SecureSphere WAF to provide protection against attacks. These attack sources may include known malicious traffic sources that have attacked other web applications, anonymous proxies that may be used by hackers to launch attacks, traffic sources that launch anonymous attacks and phishing URLs. Our dedicated security research team, ADC, globally tracks these different attack sources and compiles this information with third-party research on malicious sources into the ThreatRadar feeds.

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

ThreatRadar Account Takeover Protection is designed to protect web application accounts from being compromised by cybercriminals. ThreatRadar Account Takeover Protection combines awareness of credentials known to be compromised, knowledge of login device reputation and risk, detection of credential stuffing and dictionary attacks against passwords, and analysis of behavior across multiple devices and accounts. These capabilities combine to identify account takeover attempts and compromised accounts, and protect against hackers before they gain access to protected web applications and services. This real-time threat intelligence, combined with the existing ThreatRadar Reputation and Bot Protection services, enables SecureSphere Web Application Firewall to protect against account takeover attempts, and limits the ability of cyber criminals to access critical data and perform fraudulent transactions.

CounterBreach

CounterBreach: designed to protect enterprise data from theft and loss due to compromised, malicious and careless users

CounterBreach uses machine learning to analyze how users access data in order to spotlight dangerous data access and use. CounterBreach complements machine learning with non-invasive deception technology to identify compromised end-point devices. By dynamically learning normal data access patterns and then finding anomalies, CounterBreach proactively alerts IT teams to dangerous behavior.

CounterBreach provides a multi-layered solution that provides direct visibility into which users access what data, giving IT organizations insight into the ‘who,’ ‘what’ and ‘when’ of access to sensitive information; combines Imperva expertise in monitoring and protecting data with advanced machine learning to spotlight dangerous user data access activity and applies non-invasive deception techniques to identify compromised end-points.

CounterBreach is currently undergoing beta testing and is expected to be made generally available in the first half of 2016.

Incapsula

Incapsula Infrastructure Protection: Safeguards critical network infrastructure from volumetric and protocol-based DDoS attacks

Incapsula Infrastructure Protection helps protect elements of an organization’s critical infrastructure, including web, email and FTP, across entire subnet ranges. In the event of a DDoS attack, traffic is re-routed through Incapsula scrubbing centers using Border Gateway Protocol announcements. From that point on, Incapsula acts as the Internet Service Provider and advertises all protected IP range announcements. All incoming network traffic is inspected and filtered, and only legitimate traffic is securely forwarded to the enterprise network via Generic Routing Encapsulation tunneling.

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

Incapsula Name Server Protection: Safeguards DNS servers from DDoS attacks

Incapsula Name Server Protection service is deployed in front of protected DNS servers, safeguarding them from all types of DNS-targeted DDoS attacks. The service employs a combination of reputation and rate-based heuristics to inspect the incoming flow of DNS queries and filter out malicious DNS packets, without impacting the activities of legitimate visitors.

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

Incapsula Content Delivery Network: Optimizes website performance

Incapsula Content Delivery Network (“CDN”) is a globally distributed network of data centers that delivers full site acceleration through intelligent caching and content optimization tools. The CDN is application-aware and dynamically profiles website resources and identifies cacheable, dynamic and static content, including content that other CDNs consider to be uncacheable.

Incapsula Load Balancing: Balances web traffic load across multiple web servers

Incapsula Load Balancing provides layer 7 load balancing and failover as a service, so organizations can replace costly appliances with an enterprise-grade, cloud-based solution. The service supports in-datacenter and cross-datacenter high availability scenarios. It also provides real-time health monitoring to ensure that traffic is routed to a viable web server.

Skyfence

Skyfence Cloud Audit and Protection: Monitors user activity and protects cloud application data

Skyfence Cloud Audit and Protection is a cloud-based offering that provides real-time analytics and controls over corporate use of all SaaS applications. The offering protects sensitive data from external and insider threats, enforces security policies for SaaS accounts, monitors usage, protects against account takeovers and enforces data leak prevention policies for data in motion. Skyfence Cloud Audit and Protection uses proprietary network and traffic analysis and Dynamic User Fingerprinting technology to profile normal user behavior and detect anomalies that could indicate cyber-attacks or insider threats. The product can be configured to immediately alert, block, or require two-factor identity verification on any activity threshold or user action when it encounters suspicious activities and behaviors. We believe this gives IT security teams flexibility to enforce appropriate security policies across cloud applications.

Skyfence Web Audit and Protection: Audits users and protects accounts for production and customer-facing applications

Many organizations operate business-critical production applications that provide online services to customers. Skyfence Web Audit and Protection monitors and secures production applications running in the corporate data center and in public cloud computing environments, such as Amazon Web Services (“AWS”) and Microsoft Azure. The product offers essential capabilities for intelligent detection of anomalous behavior that signals an account takeover attempt. Automated policies are designed to ensure that detection and remediation of account-centric threats happen immediately and also support the creation of custom policies that define specific business rules. With Skyfence Web Audit and Protection, organizations can invoke identity verification using a one-time password challenge in response to any suspicious activity to provide access only to those who should have access. In addition, Skyfence tracks production application activity so that that user and administrator activity is monitored and consistent access logs are created. Skyfence Web Audit and Protection performs activity monitoring using a transparent deployment model that has no impact on user experience and requires no change to the monitored application.

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

SecureSphere File Activity Monitor: Provides visibility into file access activity to protect business-critical data

SecureSphere File Activity Monitor is designed to secure unstructured data, including spreadsheets, presentation slides, word processing documents, videos and PDFs containing business-critical data and applications that our customers store in unstructured repositories, such as file servers, network attached storage and storage area network devices. SecureSphere File Activity Monitor can be deployed as a physical or virtual appliance based on feature and traffic capacity requirements of our customers.

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

ADC Insights: Streamlines compliance for common business applications and regulatory requirements

ADC Insights provide predefined, application-specific policies and reports for regulations such as SOX, PCI DSS, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and for common business application platforms like SAP, Oracle E-Business Suite and PeopleSoft.

Skyfence

Skyfence Cloud Governance: Combines traditional cloud discovery and risk assessment with customer-specific risk factors

Skyfence Cloud Governance, a cloud-based offering, combines traditional cloud application discovery data with contextual risk factors to provide enterprise-class cloud risk assessments. Skyfence Cloud Governance goes beyond generic risk factors to identify specific conditions of a customer’s cloud implementation that pose threats including former employees with active accounts, users who may have excessive access rights, external users with access and unsecured cloud application configurations based on industry best practices and regulatory requirements. Using the product’s integrated remediation workflow tools, IT staff can remediate their risks to provide safe and productive use of the cloud.  The product also utilizes cloud service provider enabled APIs to identify risk and compliance exposure from data (for example, social security numbers, credit card numbers and personally identifiable information) at rest within applications such as Microsoft OneDrive, Box and Google Drive.

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

Incapsula

•

Client Classification Engine: Analyzes and classifies all incoming traffic to a website, distinguishes between human and bot traffic, identifies “good” and “bad” bots, and classifies traffic by browser type. While this technology was originally developed on the Incapsula service, we recently incorporated the technology into our ThreatRadar Bot Protection Services, which is a SecureSphere add-on service.

Maintenance and Support

We offer our customers ongoing product support services for both hardware and software. These maintenance programs are typically sold to customers for one- to three-year terms at the time of the initial product sale and typically renew for successive one- to three-year periods. We offer premium levels of service which include advance replacement and greater call center availability. While some of our channel partners provide tier one support, including MSSPs and data center hosting providers, in most instances we provide tier one level support and above.

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

Customers

We provide products and services to a variety of customers worldwide, including some of the world’s largest banks, retailers, insurers, technology and telecommunication companies and hospitals, as well as U.S. and other national, state and local government agencies. As of December 31, 2015, Imperva had over 4,500 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our MSSPs and hosting partners.

In 2015, we had one reseller that represented 18% of our total revenue, and in 2013, a different reseller represented 10% of our total revenue.  With the exception of these resellers, no customer has accounted for 10% or more of our total revenue in any year since 2004.  In 2015, 2014 and 2013, we generated approximately 64%, 58% and 61% of our revenue from customers in the Americas and approximately 36%, 42% and 39% from customers outside of the Americas, respectively. See Note 15 of “Notes to Consolidated Financial Statements” for information about segment disclosures and revenue by customer geographic regions.

Sales and Marketing

We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date. Our hybrid model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We primarily sell our products and services to our customers through our channel partners, including distributors and resellers. In 2015, our channel partners originated over 45% of our sales and fulfilled almost 89% of our sales. Although our products are designed for turnkey deployment, they are highly customizable, which allows our channel partners to provide a variety of value added services to our customers. As of December 31, 2015, our network of channel partners included more than 300 resellers and distributors worldwide, including leading security value added resellers and some of the world’s largest hosting companies.

Sales

We support the sales of our products and services with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Our overlay channel team is responsible for managing relationships with our resellers, MSSPs and distributors. Our sales professionals are responsible for assisting channel partners in gaining and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. Our sales professionals and sales engineers also directly engage with customers to address their unique security and deployment requirements. We also have an inside sales team that is principally focused on lead generation for our reseller partners and regional sales professionals. To support our broadly dispersed global channel and customer base, we had, as of December 31, 2015, sales personnel in 25 countries. We plan to continue to invest in our sales organization to support our growth, including through increased sales through our channel partners.

Marketing

Our marketing strategy is focused on building brand awareness, driving customer demand for our security solutions and enabling both our direct and channel sales models. We execute this strategy by leveraging a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for building brand awareness, driving demand generation, supporting channel enablement and product marketing, and working with our business operations team to support channel marketing and sales support programs. We focus our resources on targeted, integrated activities that can be leveraged by partners worldwide to extend our reach. Our marketing efforts include public and analyst relations, online and offline awareness building and demand generation, seminars, tradeshows, webinars, digital and website marketing, building sales tools and collateral information regarding product awards and technical certifications and social media outreach, including our data security blog.

Research and Development

Our research and development efforts focus primarily on improving and enhancing our existing security products and services, as well as developing new products, features and functionality and conducting advanced security research. We conduct our research and development activities primarily in Israel, with small engineering teams in Redwood Shores, California, Austin, Texas and Kiev, Ukraine. We believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2015, we had 288 employees dedicated to research and development, including our advanced security research group, the ADC.

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

In addition to enhancing our products and services, our research and development organization includes our ADC team. We believe our ADC team is an important differentiator for us in the security marketplace. Our ADC team performs security analysis, tracks hackers and trends in the hacker community and undertakes vulnerability discovery, in addition to providing us with regulatory compliance expertise. ADC research combines extensive lab work with hands-on testing in real world environments to ensure that our products, through advanced data security technology, deliver up-to-date threat protection and leading compliance automation. Our ADC has discovered numerous commercial application vulnerabilities and has issued numerous security advisories, providing insight into both published and unpublished security threats to help commercial application and database vendors and security professionals. Our ADC’s “Hacker Intelligence Initiative” focuses on improving risk management by tracking hackers, developments in attack techniques and potential targets in known hacker forums and chat rooms and our ADC’s annual report, the Web Application Attack Report provides an in-depth view of the threat landscape for the year, including hacking trends, the latest cyber-crime business models and breach analysis by geography, industry and attack type.  The ADC’s research is also the foundation for many of our products, product features and services, including attack signature updates, database vulnerability assessments, pre-defined compliance reports and the engine and analysis behind our crowdsourced security intelligence service, ThreatRadar Community Defense. We deliver automated feeds from our ADC to our products in the field to ensure that our customers are always armed with the latest defenses against new threats, and the most recent regulatory compliance best practices.

Our research and development expense was $53.4 million, $43.1 million and $27.6 million in 2015, 2014 and 2013, respectively.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2015, we had 24 issued patents and 14 pending patent applications in the United States. The claims for which we have sought patent protection relate primarily to methods, computer programs, devices and systems we have developed for our products. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.  Our industry is characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. For more information about risks related to our and third party intellectual property rights see the section entitled “Risk Factors—Risks Related to our Business— Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results”; “—We rely on the availability of licenses to third-party software and other intellectual property, the loss of which could increase our costs and delay software shipments”; “—Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business”; and “—Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.”

Manufacturing and Suppliers

Our security hardware appliance products are manufactured to our specifications by Caswell, Inc., a Taiwanese original design manufacturer of network appliance hardware products. We have entered into non-exclusive contracts to purchase these hardware appliances from American Portwell Technology, Inc. (a wholly owned subsidiary of Portwell, Inc.), and Dan-el Technologies Ltd., which are value-added distributors of products manufactured by Caswell, Inc. These contracts will remain in effect until terminated by either party. Such contracts are terminable by us for any reason upon six months’ notice, by the value-added distributors upon nine months’ notice or by either party for an uncured material breach. We currently work with American Portwell Technology and provide the value-added distributors with rolling product demand forecasts, but our contracts contain no obligation for us to purchase any minimum amount of products. We submit purchase orders that describe the types and quantities of our products to be manufactured, the delivery dates and other delivery terms. American Portwell Technology receives the hardware appliances from the manufacturer and configures and installs our proprietary software on the appliances and then undertakes quality testing at their fulfillment centers. American Portwell Technology then ships our appliances directly to our distributors, resellers or customers or our logistic partner, Base Logistics BV. We hold inventory in American Portwell Technology’s fulfillment centers and in our logistic partner’s warehouses, in anticipation of orders for new appliances and to support our advance replacement program with new and repaired appliances. In addition, our contract governs their use of our intellectual property and allocates the responsibilities for warranty repair, out of warranty repair and replacement costs with respect to damaged and defective products. We believe that having third parties manufacture, configure and test our products and provide a substantial portion of our logistics enables us to efficiently allocate capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, allowing us to focus resources on our core competencies.

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

Employees

As of December 31, 2015, our total headcount was 923 employees, with 288 in research and development, 344 in sales and marketing, 115 in services and support, 63 in manufacturing operations and 113 in a general and administrative capacity. As of December 31, 2015, our headcount was 414 people in the United States, 409 in Israel and 100 in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our Internet address is www.imperva.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on the Investor Relations section of our website free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants, such as Imperva, that file electronically with the SEC. The address of the website is www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

Item 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we may not become profitable and our revenue growth may not continue.

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $25.2 million in 2013, $59.0 million in 2014 and $48.9 million in 2015. As a result, we had an accumulated deficit of $206.5 million at December 31, 2015. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from our channel partners and customers;
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
•

the timing of satisfying revenue recognition criteria for our sales, including shipping and delivery terms, particularly where we accrue the associated commission expense in a different period, which may be affected by the extent to which we bring on new resellers and distributors, and our ability to establish vendor-specific objective evidence of fair value, or VSOE, for new products and maintain VSOE for maintenance and services;

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

This pattern is a result of customer buying habits and the efforts of our sales force and channel partners to meet or exceed quarterly quotas. If expected revenue at the end of any quarter is delayed because anticipated purchase orders fail to materialize, our logistics partners fail to ship or deliver products on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, then our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We rely on third party channel partners to generate a significant portion, and to fulfill a substantial majority, of our revenue, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

Historically our channel partners have originated more than 45%, and fulfilled 85% or more, of our revenue, and we expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are often complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

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

Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and Intel’s acquisition of McAfee, Inc., increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to sufficiently differentiate our products and services from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

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

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other cyber-security technologies exist or could be developed in the future, and our business could be materially adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Currently less than 30% of our customers have purchased more than one of our database, file and web security product families. Even if customers purchase our products, they may not make repeat purchases or purchase other elements of our SecureSphere, Incapsula or Skyfence product lines, which may be exacerbated by the rapid evolution of our market. If we are unable to sell additional products from multiple product families to our customers, then our revenue may not grow as anticipated or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that we will be successful in developing sufficient market awareness of them or that such enhancements or new products will achieve widespread market acceptance. For example, while the majority of our current revenues are derived from the sales of our SecureSphere appliances, we also offer cloud-based security services through Incapsula and Skyfence. The market for cloud-based security solutions is relatively new and it is uncertain whether Incapsula’s and Skyfence’s services will gain market acceptance. In addition, diversifying our product offerings will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investments of time and resources in the development and training of our channel and strategic partners and will entail a significant risk of failure.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

We have experienced rapid growth over the last several years. For example, we grew from 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014, and then grew each quarter in 2015, with 773 employees as of March 31, 2015, 787 employees as of June 30, 2015, 850 employees as of September 30, 2015, and 923 employees as of December 31, 2015. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Anthony Bettencourt, our Chairman, President and Chief Executive Officer, and Amichai Shulman, one of our founders and our Chief Technology Officer, could significantly delay or prevent the achievement of our development and strategic objectives.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31 2013, 15% of our bookings for the year ended December 31, 2014 and 13% for the year ended December 31, 2015, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014 and 28% of our total revenue for 2015. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2013, 2014 and 2015, we incurred approximately 37%, 32% and 27%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 24 issued patents and 14 patent applications pending as of December 31, 2015 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. In 2015, we discovered that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC and filed final reports with BIS and OFAC on September 2, 2015 and September 22, 2015, respectively. We have implemented new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. OFAC issued a cautionary letter on October 14, 2015 as a final enforcement response to the apparent violations and did not impose any monetary penalties. BIS has not yet responded to our voluntary disclosures and we cannot predict when the agency will complete its review and determine whether any violations occurred. While BIS could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions or export control laws. Even though we take precautions to prevent transactions with U.S. sanctions targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

Because we are a leading provider of cyber-security products, hackers and others may try to access our data or compromise our systems. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and could impair our ability to operate our business, including our ability to provide subscription or maintenance and support services to our customers. We could suffer monetary and other losses and reputational harm in the event of such incidents.

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

We also have implemented elements of a disaster recovery/business continuity plan for our accounting and related information technology systems but we have not yet implemented a complete disaster recovery/business continuity plan that covers all of our operations. If the elements that we have developed and plan to develop in the future prove inadequate in the circumstances of a particular disaster or other business continuity event, our ability to maintain timely accounting and reporting may be materially impaired.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Redwood Shores, California in an office consisting of approximately 81,979 square feet.  This includes 8404 sq. ft. that was added pursuant to the Fourth and Sixth amendments to the lease for this office and for which the lease period commences on March 1, 2016. The lease for this office expires in December 2020. Our offices in Texas, where we employ sales, support, research and development and professional services employees, consist of approximately 17,134 square feet and the leases for these offices expire in January 2018 and in April 2021. Our office in Tel Aviv, Israel, where we employ our SecureSphere research and development team, consists of approximately 8,417 square meters (approximately 90,600 square feet). The lease for 937 square meters (approximately 10,000 square feet) for this office expires in December 2016 and the lease for the remainder of the office expires in January 2027. The majority of our Incapsula team is in offices in Rehovot, Israel that consist of 2,900 square meters (approximately 31,200 square feet).  The lease for a portion of the office space expires in January 2022 and the lease for the remainder of the space expires in May 2025.  Our Skyfence research and development team is employed in an office in Ramat Gan, Israel that consists of 626 square meters (approximately 6,738 square feet) and the lease expires in 2019.  We also have a number of sales offices around the world.  We believe that our facilities are suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against us (as a nominal defendant), and naming certain of our officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by us, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, we and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015.  On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015. An oral argument before the Supreme Court of Delaware has been set for March 9, 2016.

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

Fiscal 2014	High	Low
First Quarter	$67.12	$47.03
Second Quarter	$57.45	$18.40
Third Quarter	$34.98	$21.59
Fourth Quarter	$53.35	$24.91

Fiscal 2015	High	Low
First Quarter	$51.19	$38.20
Second Quarter	$69.01	$40.74
Third Quarter	$74.00	$53.54
Fourth Quarter	$77.99	$57.08

Fiscal 2016	High	Low
First Quarter (through February 17, 2016)	$62.80	$32.83

Stockholders

As of February 17, 2016, we had approximately 40 record holders of our common stock.

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

Stock Price Performance Graph

The following graph shows a comparison from November 9, 2011 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance.

	11/11	11/12	11/13	11/14	11/15
Imperva Inc.	$100.00	$170.89	$249.89	$236.33	$414.61
NYSE Composite	$100.00	$112.47	$142.18	$156.66	$152.56
S&P Information Technology	$100.00	$111.95	$138.03	$175.65	$187.18

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

The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. In January 2012, we invested $3.5 million of the net proceeds to us resulting from our IPO in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock. In October 2013, we loaned $1.1 million of the net IPO proceeds to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014. In January 2014, we paid approximately $4.7 million in cash as part of the consideration in connection with our purchase of certain assets and liabilities of Tomium. In February 2014, we paid $8.6 million in cash, and in February 2016 released an additional $7.6 million, as part of the consideration in connection with the acquisition of Skyfence. We expect to use the remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products and license	$107,563	$74,299	$72,153	$59,490	$47,600
Services	126,735	89,711	65,606	44,745	30,702
Total net revenue	234,298	164,010	137,759	104,235	78,302
Cost of revenue:
Products and license	10,947	9,248	8,756	8,530	6,711
Services	36,633	27,335	20,940	13,374	9,510
Total cost of revenue[1]	47,580	36,583	29,696	21,904	16,221
Gross profit	186,718	127,427	108,063	82,331	62,081
Operating expenses:
Research and development[1]	53,376	43,052	27,556	20,555	17,598
Sales and marketing[1]	136,292	106,382	81,500	53,509	42,682
General and administrative[1]	43,440	34,499	24,436	15,371	11,807
Amortization of purchased intangibles	1,408	1,269	—	—	—
Total operating expenses	234,516	185,202	133,492	89,435	72,087
Loss from operations	(47,798)	(57,775)	(25,429)	(7,104)	(10,006)
Other income (expense), net	(402)	(220)	(125)	(243)	(190)
Loss before provision for income taxes	(48,200)	(57,995)	(25,554)	(7,347)	(10,196)
Provision for income taxes	682	1,181	777	545	662
Net loss	(48,882)	(59,176)	(26,331)	(7,892)	(10,858)
Loss attributable to non - controlling interest	—	213	1,153	505	589
Net loss attributable to Imperva, Inc. stockholders	$(48,882)	$(58,963)	$(25,178)	$(7,387)	$(10,269)
Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted[2]	$(1.64)	$(2.28)	$(1.04)	$(0.32)	$(1.34)
Shares used in computing net loss per share of common stock, basis and diluted[2]	29,849	25,806	24,300	22,916	7,675

1	Includes stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$3,862	$2,058	$1,440	$469	$118
Research and development	13,831	8,799	3,660	1,227	130
Sales and marketing	16,717	13,558	8,537	2,543	412
General and administrative	16,554	12,858	8,857	1,729	1,067

2	Please see Note 16 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$264,807	$109,720	$115,085	$102,327	$97,612
Working capital	$214,173	$78,244	$103,214	$92,796	$88,660
Total assets	$397,669	$220,645	$176,491	$153,957	$133,542
Deferred revenue, current and long-term	$106,657	$81,175	$63,052	$46,291	$33,925
Non - controlling interest	$-	$-	$(2,614)	$(1,104)	$(773)
Total stockholders' equity	$240,201	$97,243	$86,222	$84,231	$79,568

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

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber-security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., which was majority owned by us until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our Software as a Service (“SaaS”) delivery models for securing cloud and SaaS applications.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2015, we had 288 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $53.4 million, $43.1 million and $27.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In 2015, 64% of our total revenue was generated from the Americas, 24% from Europe, Middle East and Africa (“EMEA”) and 12% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Annual Report on Form 10-K as our customers. We have a network of over 300 channel partners worldwide, including both resellers and distributors. In 2015, our channel partners originated over 45%, and fulfilled almost 89%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of December 31, 2015, Imperva had over 4,500 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $164.0 million in 2014 to $234.3 million in 2015. We have incurred net losses attributable to our stockholders of $25.2 million, $59.0 million and $48.9 million in 2013, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $206.5 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Years ended (or as of December 31)
	2015	2014	2013
	(in thousands, except number of customers and percentages)
Net revenue	$234,298	$164,010	$137,759
Gross margin	79.7%	77.7%	78.4%
Loss from operations	$(47,798)	$(57,775)	$(25,429)
Total deferred revenue	$106,657	$81,175	$63,052
Cash, cash equivalents and short-term investments	$264,807	$109,720	$115,085
Net cash provided by operations	$23,867	$4,126	$9,797
Number of customers	4,541	3,785	3,011

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of services revenue from maintenance and support, and subscription contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period. While the change in our deferred revenue and revenue recognized in a given period comprise the majority of our sales activity during that period, they do not constitute the entire sales activity during the period. Our total sales activity also includes sales of products and services for which we have not yet met the criteria to recognize revenue or add such amounts to our deferred revenue balance. Revenue and deferred revenue from these transactions is recognized or recorded in future periods when we have met the required criteria. We discuss for the periods presented deferred revenue further below under “—Results of Operations.”

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

We operate our business in one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business critical data and applications whether in the cloud or on premises.

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

•

Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the ADC, and hardware replacement. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. Subscription revenue is generated from sales of our cloud-based services. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base. We also expect subscription revenue will increase as our cloud-based services continue to increase.

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 15 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Americas	$149,766	$94,266	$83,736
EMEA	57,180	43,111	33,183
APAC	27,352	26,633	20,840
Total net revenue	$234,298	$164,010	$137,759

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
•

Foreign Currency Forward Contract Gains (Losses)—Foreign currency forward contract gains and losses pertain to the ineffective portion of derivative instruments designated as hedges that we have entered into primarily to manage our exposure to the variability in expected future expenses resulting from changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total net revenue. We have derived the data for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$107,563	46.0	$74,299	45.3	$72,153	52.4
Services:
Maintenance and support	66,380	28.3	54,795	33.4	44,353	32.2
Professional services and training	14,084	6.0	11,414	7.0	9,890	7.2
Subscriptions	46,271	19.7	23,502	14.3	11,363	8.2
Total services	126,735	54.0	89,711	54.7	65,606	47.6
Total net revenue	234,298	100.0	164,010	100.0	137,759	100.0
Cost of revenue:
Products and license	10,947	4.7	9,248	5.6	8,756	6.4
Services	36,633	15.6	27,335	16.7	20,940	15.2
Total cost of revenue	47,580	20.3	36,583	22.3	29,696	21.6
Gross profit	186,718	79.7	127,427	77.7	108,063	78.4
Operating expenses:
Research and development	53,376	22.8	43,052	26.2	27,556	20.0
Sales and marketing	136,292	58.2	106,382	64.9	81,500	59.2
General and administrative	43,440	18.5	34,499	21.0	24,436	17.7
Amortization of purchased intangibles	1,408	0.6	1,269	0.8	—	0.0
Total operating expenses	234,516	100.1	185,202	112.9	133,492	96.9
Loss from operations	(47,798)	(20.4)	(57,775)	(35.2)	(25,429)	(18.5)
Other income (expense), net	(402)	(0.2)	(220)	(0.1)	(125)	(0.1)
Loss before provision for income taxes	(48,200)	(20.6)	(57,995)	(35.3)	(25,554)	(18.6)
Provision for income taxes	682	0.3	1,181	0.7	777	0.6
Net loss	(48,882)	(20.9)	(59,176)	(36.0)	(26,331)	(19.2)
Loss attributable to non - controlling interest	—	—	213	0.1	1,153	0.8
Net loss attributable to Imperva, Inc. stockholders	$(48,882)	(20.9)	$(58,963)	(35.9)	$(25,178)	(18.4)

Comparison of the Years Ended December 31, 2015 and 2014

Net Revenue

	Years ended December 31,
	2015		2014		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$107,563	46.0	$74,299	45.3	$33,264	44.8%
Services:
Maintenance and Support	66,380	28.3	54,795	33.4	11,585	21.1%
Professional Services and training	14,084	6.0	11,414	7.0	2,670	23.4%
Subscriptions	46,271	19.7	23,502	14.3	22,769	96.9%
Total Services	126,735	54.0	89,711	54.7	37,024	41.3%
Total net revenue	$234,298	100.0	$164,010	100.0	$70,288	42.9%
Americas	$149,766	63.9	$94,266	57.5	$55,500	58.9%
EMEA	57,180	24.4	43,111	26.3	14,069	32.6%
APAC	27,352	11.7	26,633	16.2	719	2.7%
Total net revenue	$234,298	100.0	$164,010	100.0	$70,288	42.9%

Our net revenue increased by $70.3 million, or 42.9%, to $234.3 million during the year ended December 31, 2015 from $164.0 million during the year ended December 31, 2014 primarily due to growth in overall revenue, especially in the subscription service line. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 756 customers in 2015 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 501 orders exceeding $100,000 during the year ended December 31, 2015, from 404 orders for year ended December 31, 2014.

The Americas region contributed the largest portion of this increase in overall revenue with a $55.5 million increase, or approximately a 58.9% change over the same period in 2014. In addition, an increase in sales volume of our products, increase in our international sales personnel and improved sales execution contributed to increases in revenue in EMEA and to a much lesser extent in APAC of $14.1 million and $0.1 million, or approximately a 32.6% and 2.7% change, respectively, over the same period in 2014.

Products and license revenue increased by $33.3 million, or 44.8%, to $107.6 million during the year ended December 31, 2015 from $74.3 million during the year ended December 31, 2014. The change in product and license revenue was primarily due to an increase of $34.0 million in the Americas region and an increase of $0.5 million in the EMEA region offset by a decrease of $1.2 million in the APAC region during the year ended December 31, 2015 compared to year ended December 31, 2014. The increase in Americas and EMEA regions was primarily due to increased sales volume of our products, increased headcount and improved sales execution. The decrease in the APAC region product and license revenue was primarily due to sales execution challenges in the APAC region.

Services revenue increased by $37.0 million, or 41.3%, to $126.7 million during the year ended December 31, 2015 from $89.7 million during the year ended December 31, 2014. During the year ended December 31, 2015, our services revenue was comprised of $66.4 million of maintenance and support, $14.0 million of professional services and training and $46.3 million of subscriptions. The change in services revenue in the year ended December 31, 2015 from the year ended December 31, 2014 was primarily due to an increase of $22.8 million in subscriptions revenue resulting from our cloud-based security services and ThreatRadar, $11.6 million in maintenance and support revenue from our larger installed base as reflected in our product and license revenue, and $2.7 million in professional services and training revenues related to increases in headcount which allowed for completion of additional service engagements.

Gross Profit

	Years Ended December 31,
	2015		2014
	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Products and license gross profit	$96,616	89.8%	$65,051	87.6%	2.2
Services gross profit	90,102	71.1%	62,376	69.5%	1.6
Total gross profit	$186,718	79.7%	$127,427	77.7%	2.0

Total gross margin increased from 77.7% during the year ended December 31, 2014 to 79.7% during the year ended December 31, 2015 primarily due to an increased proportion of products and license revenue to total revenues. Products and license gross margin increased 2.2% to 89.8% for the year ended December 31, 2015 compared to 87.6% for the same period in 2014. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins. Services gross profit improved 1.6% to 71.1% for the year ended December 31, 2015 as compared to 69.5% for the same period in 2014, mostly due to higher maintenance and subscriptions revenue which better leveraged the internal cost structure to support these services.

Operating Expenses

	Years Ended December 31,
	2015		2014		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$53,376	22.8	$43,052	26.2	$10,324	24.0%
Sales and marketing	136,292	58.2	106,382	64.9	29,910	28.1%
General and administrative	43,440	18.5	34,499	21.0	8,941	25.9%
Amortization of acquired intangible assets	1,408	0.6	1,269	0.8	139	11.0%
Total operating expenses	$234,516	100.1	$185,202	112.9	$49,314	26.6%

Results above include stock-based compensation expense of:

	Years ended December 31,
	2015	2014	Change
	(dollars in thousands)
Research and development	$13,831	$8,799	$5,032
Sales and marketing	16,717	13,558	3,159
General and administrative	16,554	12,858	3,696

Research and development expenses increased by $10.3 million, or 24.0%, to $53.4 million during the year ended December 31, 2015 from $43.1 million during the year ended December 31, 2014. The change was primarily attributable to an increase of $8.6 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts. In addition, facility and travel expenses increased by $1.4 million expenses due to increased headcount.

Sales and marketing expenses increased by $29.9 million, or 28.1%, to $136.3 million during the year ended December 31, 2015 from $106.4 million during the year ended December 31, 2014. The change was due to an increase of $25.6 million in personnel costs, including stock-based compensation due to increased headcount worldwide in an effort to help drive our overall revenue growth, a $3.1 million increase in trade show, corporate marketing and seminar costs and a $1.2 million increase in travel expenses due to increased headcount.

General and administrative expenses increased by $8.9 million, or 25.9%, to $43.4 million during the year ended December 31, 2015 from $34.5 million during the year ended December 31, 2014. The change was primarily due to an increase of $7.5 million in personnel costs, including stock-based compensation, primarily related to increased headcount to support the growth and operations of our business and a $1.8 million increase in travel expenses and recruitment fees.

Amortization of purchased intangibles increased by $0.1 million or 11%, to $1.4 million during the year ended December 31, 2015 from $1.3 million during the year ended December 31, 2014 due to the acquisitions of Skyfence and Tomium completed during the first quarter of 2014.

Loss from Operations

Years ended December 31,		Change
2015	2014	Amount	%
(dollars in thousands)
$(47,798)	$(57,775)	$9,977	17.3%

Our loss from operations decreased by $10.0 million, or 17.3%, from $57.8 million during the year ended December 31, 2014 to $47.8 million during the year ended December 31, 2015. Our gross profit increased by $59.3 million during the year ended December 31, 2015 due to increased net revenues. This increase in gross profit is offset by an increase in operating expenses which increased by $49.3 million for the year ended December 31, 2015 when compared to the prior year principally due to increases in personnel costs, including stock-based compensation expense, to support the increased scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $29.9 million to expand our global sales efforts, and increased general and administrative costs of $8.9 million primarily related to increased headcount to support the growth and operations of our business. In addition, we had increased research and development costs of $10.3 million primarily from hiring to support our ongoing product development efforts.

Other Income (Expense), Net

Years ended December 31,		Change
2015	2014	Amount	%
(dollars in thousands)
$(402)	$(220)	$(182)	-82.7%

Other income (expense), net, increased by $0.2 million, or 82.7% during the year ended December 31, 2015 as compared to 2014. The change was primarily due to an increase of $0.7 million primarily due to bank charges offset by an increase of $0.6 million in other income primarily due to higher interest income with increased cash and cash equivalents.

Provision for Income Taxes

	Years ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$682	$1,181	$(499)	-42.3%
Effective tax rate	(1.4)%	(2.0)%

The provision for income taxes for the years ended December 31, 2015 and 2014 was comprised primarily of foreign and state income taxes. The decrease in the provision for income taxes in the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily attributable to a decrease in foreign income tax.

Deferred Revenue

	Years ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total deferred revenue	$106,657	$81,175	$25,482	31.4%

Deferred revenue increased by $25.5 million, or 31.4%, to $106.7 million as of December 31, 2015 from $81.2 million as of December 31, 2014. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of subscription and maintenance and support agreements.

Number of Customers

	As of December 31,		Change
	2015	2014	Amount	%
Number of customers	4,541	3,785	756	20.0%

Our number of customers increased by 756, or 20.0%, to 4,541as of December 31, 2015 from 3,785 as of December 31, 2014. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 330 people as of December 31, 2014 to 397 as of December 31, 2015. The growth in our sales and service and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular our channel partner sales and support teams. The increases in our sales and support organizations allowed us to target new customers while continuing to support existing customers across all of our geographies.

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

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial and follow-on public offering of common stock, and private placements of convertible preferred stock. We have incurred significant losses as we continue to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of December 31, 2015, we had $264.8 million of cash, cash equivalents and short-term investments, $9.0 million of which is held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, we could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $264.8 million as of December 31, 2015. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, during the first quarter of 2014, we increased our use of cash through the acquisitions of Skyfence Networks, Ltd. and certain assets of Tomium which included cash consideration totaling approximately $20.9 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of December 31, 2015, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on April 1, 2019. As of December 31, 2015, we were compliant with the covenant under the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K:

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$23,867	$4,126	$9,797
Net cash provided by (used in) investing activities	$(63,775)	$(21,591)	$1,597
Net cash provided by financing activities	$140,078	$8,857	$6,316

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

Net cash provided by operating activities of $23.9 million for the year ended December 31, 2015 reflected a net loss of $48.9 million, adjusted for non-cash charges of $58.5 million primarily due to stock-based compensation expense, as well as a net change of $14.3 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $25.5 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, in addition to an increase of $7.8 million in accrued compensation and benefits and accrued and other liabilities. This change was partially offset by an increase in accounts receivable of $14.8 million and prepaid expenses and other assets of $4.2 million.

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

During the year ended December 31, 2015, cash used in investing activities was $63.8 million, primarily as a result of $89.6 million in purchases of short-term investments, and $8.1 million in net purchases of property and equipment partially offset by $33.9 million in proceeds from maturities of short-term investments.

During the year ended December 31, 2014, cash used in investing activities was $21.6 million, primarily as a result of $33.3 million in purchases of short-term investments, $12.1 million in acquisitions, and $5.6 million in net purchases of property and equipment partially offset by $29.8 million in proceeds from maturities of short-term investments.

During the year ended December 31, 2013, cash provided by investing activities was $1.6 million, primarily as a result of $42.2 million in proceeds from maturities of short-term investments partially offset by $2.6 million in net purchases of property and equipment and $38.0 million in purchases of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $140.1 million for the year ended December 31, 2015 primarily as a result of net proceeds from our follow-on public offering of $127.9 million and proceeds from the issuance of common stock under equity incentive plans, net of repurchases of $12.1 million.

Net cash provided by financing activities was $8.9 million for the year ended December 31, 2014 primarily as a result of proceeds from the issuance of common stock under equity incentive plans, net of repurchases

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2013 as a result of proceeds from the issuance of common stock under equity incentive plans, net of repurchases.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that they believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

We define each of the four criteria above as follows:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a purchase order or acknowledgment issued pursuant to the terms and conditions of a direct customer end user or distributor or value-added reseller (VAR) agreement and, in limited cases with said distributor or VAR an end user agreement and/or purchase order.

•

Delivery or performance has occurred: We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. In most instances, we do not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with our sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

•

The sales price is fixed or determinable: We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Standard payment terms to customers range from 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

•

Collection is reasonably assured: We assess probability of collection on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services. If we conclude that collection is not reasonably assured based upon an initial review, we do not recognize revenue until payment is received.

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

Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and Vendor Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is maintenance and support services and subscriptions. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established.

For certain arrangements with multiple deliverables, we allocate the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements (e.g., maintenance and support for the software element) are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, Third-Party Evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use its Best Estimate of Selling Price (“BESP”) for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, or subject to our future performance obligation.

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

We are not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use BESP as our selling price. For our maintenance and support services, subscriptions and professional services and training, we primarily use VSOE as the selling price and when we are unable to establish a selling price using VSOE, we use BESP.

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

For performance based RSUs granted to employees which have multiple performance and a market condition we used a Monte Carlo simulation model to determine fair value of such awards. The key inputs used to determine the fair value of the awards were our stock price on the date of grant, the expected volatility, the risk free interest rate and revenues achieved. We update the estimated expense, net of forfeitures, at the end of each reporting period. The expense is recognized on an accelerated basis over the requisite service period, generally the vesting period of the respective awards.

The fair value of the options and employee stock purchase plan awards during 2015, 2014 and 2013 were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2015	2014	2013
Option grants:
Expected dividend rate	0%	0%	0%
Risk-free interest rate	1.8%	1.8%	1.2%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	49%	46%	46%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	0.4%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	65%	45%	27%

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

Expected Volatility. The expected volatility was based on a combination of our historical volatilities and the Company’s publicly listed peers because we do not have sufficient trading history for our common stocks. The volatility is over a period equal to the expected terms of the stock option grants and the offering period for employee stock purchase plan.

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

We complete our annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2015.

Intangible assets consist of purchased technology which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years. The weighted average remaining useful life of our acquired technology intangible assets is six years as of December 31, 2015. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2015 and 2014, we have not incurred impairment losses on our long-lived assets.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$7,295	$7,107	$7,412	$4,578	$4,210	$120	$30,722
Severance Pay Fund(2)	—	—	—	—	—	—	4,884
Purchase commitments(3)	5,809	—	—	—	—	—	$5,809
Total	$13,104	$7,107	$7,412	$4,578	$4,210	$120	$41,415

[1]

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the year ended December 31, 2015, we made regular lease payments of $5.0 million under the operating lease agreements.

[2]

Our consolidated balance sheet as of December 31, 2015 includes $4.9 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See "Note 1 - The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of December 31, 2015 and 2014 totaled $264.8 million and $109.7 million, respectively, and consist primarily of cash, cash equivalents and short-term investments with maturities of less than two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operation.

As of December 31, 2015, we have no amounts outstanding under our credit facility agreement. To the extent in the future we enter into other long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Our consolidated results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and Israel and to a lesser extent in EMEA and APAC. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended December 31, 2015 (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2015	Sept.30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept.30, 2014	June 30, 2014	March 31, 2014
Net revenue:
Products and license	$36,113	$30,451	$23,895	$17,104	$26,100	$19,642	$16,586	$11,971
Services:
Maintenance and support	18,217	17,110	16,005	15,048	14,731	13,879	13,522	12,663
Professional services and training	3,476	3,500	3,176	3,932	3,260	2,774	3,081	2,299
Subscriptions	14,908	12,288	10,402	8,673	7,286	6,380	5,253	4,583
Total services	36,601	32,898	29,583	27,653	25,277	23,033	21,856	19,545
Total net revenue	72,714	63,349	53,478	44,757	51,377	42,675	38,442	31,516
Cost of revenue:
Products and license	3,412	2,741	2,796	1,998	3,142	2,299	2,075	1,732
Services	10,383	9,148	8,770	8,332	7,154	7,202	6,959	6,020
Total cost of revenue	13,795	11,889	11,566	10,330	10,296	9,501	9,034	7,752
Gross profit	58,919	51,460	41,912	34,427	41,081	33,174	29,408	23,764
Operating expenses:
Research and development	14,403	13,183	13,112	12,678	11,014	10,459	11,618	9,961
Sales and marketing	39,162	31,806	34,071	31,253	31,429	26,853	25,065	23,035
General and administrative	10,659	11,401	11,637	9,743	9,486	8,987	7,621	8,405
Amortization of acquired intangible assets	352	352	352	352	352	351	362	204
Total operating expenses	64,576	56,742	59,172	54,026	52,281	46,650	44,666	41,605
Loss from operations	(5,657)	(5,282)	(17,260)	(19,599)	(11,200)	(13,476)	(15,258)	(17,841)
Other income (expense), net	(189)	91	(224)	(80)	101	48	(215)	(154)
Loss before provision for income taxes	(5,846)	(5,191)	(17,484)	(19,679)	(11,099)	(13,428)	(15,473)	(17,995)
Provision (benefit) for income taxes	(65)	556	(160)	351	1,397	190	(35)	(371)
Net loss	(5,781)	(5,747)	(17,324)	(20,030)	(12,496)	(13,618)	(15,438)	(17,624)
Loss attributable to non - controlling interest	—	—	—	—	—	—	—	213
Net loss attributable to Imperva, Inc. stockholders	$(5,781)	$(5,747)	$(17,324)	$(20,030)	$(12,496)	$(13,618)	$(15,438)	$(17,411)
Net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.57)	$(0.74)	$(0.48)	$(0.52)	$(0.60)	$(0.69)
Weighted-average shares used to compute net loss per share attributable to Imperva, Inc. stockholders, basic and diluted	31,393	30,797	30,287	26,973	26,177	25,967	25,782	25,255

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERVA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited Imperva, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Imperva, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Imperva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited the accompanying consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperva, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imperva, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2016

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,252	$68,096
Short-term investments	96,555	41,624
Restricted cash	79	62
Accounts receivable, net of allowance of $1,438 and $ 215 as of December 31, 2015 and 2014, respectively	61,051	47,446
Inventory	815	259
Deferred tax assets	—	408
Prepaid expenses and other current assets	7,965	3,927
Total current assets	334,717	161,822
Property and equipment, net	12,164	7,618
Goodwill	34,972	34,972
Acquired intangible assets, net	7,991	9,399
Severance pay fund	4,530	3,980
Restricted cash	1,665	1,665
Deferred tax assets	588	329
Other assets	1,042	860
TOTAL ASSETS	$397,669	$220,645
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,870	$5,376
Accrued compensation and benefits	20,259	15,749
Accrued and other current liabilities	14,283	6,376
Deferred revenue	79,132	56,077
Total current liabilities	120,544	83,578
Other liabilities	4,515	10,408
Deferred revenue	27,525	25,098
Accrued severance pay	4,884	4,318
TOTAL LIABILITIES	157,468	123,402
Commitments and Contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 31,837,144 and 26,895,480 shares issued and outstanding as of December 31, 2015 and 2014, respectively	3	2
Additional paid-in capital	448,069	256,388
Accumulated deficit	(206,540)	(157,658)
Accumulated other comprehensive loss	(1,331)	(1,489)
TOTAL STOCKHOLDERS' EQUITY	240,201	97,243
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$397,669	$220,645

The accompanying notes are an integral part of these consolidated financial statements

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Net revenue:
Products and license	$107,563	$74,299	$72,153
Services	126,735	89,711	65,606
Total net revenue	234,298	164,010	137,759

Cost of revenue:
Products and license	10,947	9,248	8,756
Services	36,633	27,335	20,940
Total cost of revenue	47,580	36,583	29,696
Gross profit	186,718	127,427	108,063
Operating expenses:
Research and development	53,376	43,052	27,556
Sales and marketing	136,292	106,382	81,500
General and administrative	43,440	34,499	24,436
Amortization of acquired intangible assets	1,408	1,269	—
Total operating expenses	234,516	185,202	133,492
Loss from operations	(47,798)	(57,775)	(25,429)
Other income (expense), net	(402)	(220)	(125)
Loss before provision for income taxes	(48,200)	(57,995)	(25,554)
Provision for income taxes	682	1,181	777
Net loss	(48,882)	(59,176)	(26,331)
Loss attributable to non - controlling interest	—	213	1,153
Net loss attributable to Imperva, Inc. stockholders	$(48,882)	$(58,963)	$(25,178)
Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(1.64)	$(2.28)	$(1.04)
Shares used in computing net loss per share of common stock, basic and diluted	29,849	25,806	24,300

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years ended December 31,
	2015	2014	2013
Net loss	$(48,882)	$(59,176)	$(26,331)
Other comprehensive loss (net of tax):
Net change in net unrealized loss on investments	(249)	(59)	(172)
Net change in unrealized gain (loss) on hedging instruments	407	(1,002)	(1,117)
	158	(1,061)	(1,289)
Comprehensive loss	(48,724)	(60,237)	(27,620)
Comprehensive loss attributable to non - controlling interest	—	213	1,153
Comprehensive loss attributable to Imperva, Inc. stockholders	$(48,724)	$(60,024)	$(26,467)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non - controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as at December 31, 2012	24,296,076	$2	$157,989	$(73,517)	$861	$(1,104)	$84,231
Issuance of common stock, net of repurchases	806,226	—	4,796	—	—	—	4,796
Vesting of restricted stock	—	—	801	—	—	—	801
Stock-based compensation	—	—	22,494	—	—	—	22,494
Issuance of common stock in connection with employee stock purchase plan	96,502	—	2,772	—	—	—	2,772
Exercise of warrant	7,694	—		—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock units			(1,252)				(1,252)
Sale of additional ownership interest in Incapsula, Inc.	—	—	357	—	—	(357)	—
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(172)	—	(172)
Change in unrealized loss on derivatives	—	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	(25,178)	—	(1,153)	(26,331)
Comprehensive loss							(27,620)
Balance as at December 31, 2013	25,206,498	2	187,957	(98,695)	(428)	(2,614)	86,222
Issuance of common stock related to acquisitions	738,479	—	24,163				24,163
Issuance of common stock, net of repurchases	672,832	—	7,371	—	—	—	7,371
Vesting of restricted stock	—	—	454	—	—	—	454
Stock-based compensation	—	—	37,273	—	—	—	37,273
Issuance of common stock in connection with employee stock purchase plan	188,068	—	3,332	—	—	—	3,332
Income tax benefit from employee stock option exercises	—	—	385	—	—	—	385
Shares withheld for tax withholding on vesting of restricted stock units			(2,074)				(2,074)
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of additional ownership interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	-
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(59)	—	(59)
Change in unrealized loss on derivatives	—	—	—	—	(1,002)	—	(1,002)
Net loss	—	—	—	(58,963)	—	(213)	(59,176)
Comprehensive loss							(60,237)
Balance as at December 31, 2014	26,895,480	2	256,388	(157,658)	(1,489)	—	97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,740	—	—	—	127,741
Issuance of common stock, net of repurchases	670,844	—	18,724	—	—	—	18,724
Vesting of restricted stock	706,121	—	767	—	—	—	767
Stock-based compensation	—	—	50,964	—	—	—	50,964
Issuance of common stock in connection with employee stock purchase plan	114,699	—	4,785	—	—	—	4,785
Income tax benefit from employee stock option exercises	—	—	165	—	—	—	165
Shares withheld for tax withholding on vesting of restricted stock units			(11,464)				(11,464)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(249)	—	(249)
Change in unrealized loss on derivatives	—	—	—	—	407	—	407
Net loss	—	—	—	(48,882)	—	—	(48,882)
Comprehensive loss							(48,724)
Balance as at December 31, 2015	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$—	$240,201

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,882)	$(59,176)	$(26,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,551	3,578	2,642
Stock-based compensation	50,964	37,273	22,494
Amortization of acquired intangibles	1,408	1,269	—
Amortization of premiums/accretion of discounts on short-term investments	496	416	639
Allowance for doubtful debts	1,223	(195)	(2)
Excess tax benefits from share-based compensation	(165)	(385)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,828)	(2,805)	(8,868)
Inventory	(1,056)	253	(184)
Prepaid expenses and other assets	(4,220)	409	(1,161)
Accounts payable	977	1,150	159
Accrued compensation and benefits	4,510	2,630	3,672
Accrued and other liabilities	3,242	1,847	(206)
Severance pay (net)	16	93	(32)
Deferred revenue	25,482	18,123	16,761
Deferred tax assets	149	(354)	214
Net cash provided by operating activities	23,867	4,126	9,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	(89,626)	29,821	42,162
Purchase of short-term investments	33,948	(33,267)	(38,021)
Acquisitions, net of cash acquired	—	(12,083)	—
Net purchases of property and equipment	(8,080)	(5,621)	(2,602)
Change in restricted cash	(17)	(441)	58
Net cash (used in) provided by investing activities	(63,775)	(21,591)	1,597
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering costs	127,853	—	—
Proceeds from issuance of common stock, net of repurchases	23,524	10,546	7,568
Shares withheld for tax withholding on vesting of restricted stock units	(11,464)	(2,074)	(1,252)
Excess tax benefits from share-based compensation	165	385	—
Net cash provided by financing activities	140,078	8,857	6,316
Effect of exchange rate changes on cash and cash equivalents	(14)	—	(207)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,156	(8,608)	17,503
CASH AND CASH EQUIVALENTS - Beginning of period	68,096	76,704	59,201
CASH AND CASH EQUIVALENTS - End of period	$168,252	$68,096	$76,704
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$652	$287	$835
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued related to acquisitions of businesses	$—	$24,163	$—
Property and equipment incurred but not yet paid	$517	$820	$—
Vesting of restricted and early exercised stock options	$767	$454	$801

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of Imperva Inc., and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling Interest

On March 20, 2014, the Company acquired the remaining interest it did not previously own in its majority-owned subsidiary, Incapsula, Inc. (“Incapsula”) (Refer to Note 2). The Company separately presented the non-controlling interest on its Consolidated Balance Sheets in Total Stockholders’ Equity, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss and Consolidated Statements of Stockholders’ Equity for periods prior to such date. The Company had recorded a non - controlling interest in these consolidated financial statements for the 19% ownership interest of the minority owners of Incapsula as of December 31, 2013. Changes to the ownership interest in Incapsula held by the minority owners were accounted for as equity transactions in the consolidated statements of stockholders’ equity as the Company obtained control of Incapsula on November 5, 2009.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

The Company has one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in the cloud or on premises.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include the fair value of accounts receivable, inventory intangible assets and goodwill, useful lives of intangible assets and property and equipment, and assumptions used in the calculation of revenue, income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For forward foreign currency exchange contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss resulting from changes in the fair value of the derivative instruments is accounted for in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of stockholders’ equity and reclassified into operating expenses in the consolidated statements of operations in the period or periods during which the hedged transaction affects earnings. As of December 31, 2015, the Company estimated that $0.6 million of net derivative loss included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. The ineffective portion of the gain or loss resulting from the change in fair value is recognized in other income (expense), net in the consolidated statements of operations.

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

Restricted Cash

The Company has restricted cash pledged as collateral representing a security deposit required for facility leases. As of December 31, 2015 and 2014, the Company has classified $1.7 million and $1.7 million, respectively, of security deposit as non-current assets relating to its facility lease arrangements.

Inventory

Inventory consists of finished goods hardware appliances and related component parts and is stated at the lower of cost or market value where the cost is determined as the lower of an average cost basis or last invoice. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. For the years ended December 31, 2015, 2014 and 2013, the amount of inventory write-downs incurred by the Company were insignificant.

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

The Company completes its annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2015.

Intangible assets consist of purchased technology which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years. The weighted average remaining useful life of the Company’s acquired technology intangible assets is six years as of December 31, 2015. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2015 and 2014, the Company has not written down any of its long-lived assets as a result of impairment.

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

The Company defines each of the four criteria above as follows:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a purchase order or acknowledgment issued pursuant to the terms and conditions of a direct customer end user or distributor or value-added reseller (VAR) agreement and, in limited cases with said distributor or VAR, an end user agreement and/or purchase order

•

Delivery or performance has occurred: The Company uses shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company recognizes product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. In most instances, the Company does not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with the Company’s sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

•

The sales price is fixed or determinable: The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Standard payment terms to customers range from 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

•

Collection is reasonably assured: The Company assesses probability of collection on a customer-by-customer basis. The Company’s customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services. If the Company concludes that collection is not reasonably assured based upon an initial review, the Company does not recognize revenue until payment is received.

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

Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and Vendor Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is maintenance and support services and subscriptions. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established.

For certain arrangements with multiple deliverables, the Company allocates the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements (e.g., maintenance and support for the software element) are also included in the arrangement, the Company allocates the arrangement fee to each of those software and software-related elements as a group. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, the Company determines the selling price for each element using VSOE of selling price, if it exists, or if not, Third-Party Evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, the Company uses its Best Estimate of Selling Price (“BESP”) for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, or subject to the Company’s future performance obligation.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the year ended December 31, 2015, we had one customer that represented 18% of our total revenue, and for the year ended December 31, 2013, a different customer represented 10% of our total revenue. For the year ended December 31, 2014, the Company did not have any customers that represented 10% or more of the Company’s total revenue. One customer represented 21% of gross accounts receivable as of December 31, 2015. There were no customers who represented 10% or more of gross accounts receivable as of December 31, 2014.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is included within sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, advertising expenses were not material.

Retirement Savings Plan

The Company maintains a defined contribution 401(k) retirement savings plan for its U.S. employees. Each participant in the 401(k) retirement savings plan may elect to contribute a percentage of his or her annual compensation up to a specified maximum amount allowed under U.S. Internal Revenue Service regulations. There were no employer contributions to the 401(k) retirement savings plan for the years ended December 31, 2015, 2014 and 2013.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law. The carrying value of the deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date. The Company recognized severance expense related to the Israeli severance pay law during the years ended December 31, 2015, 2014 and 2013 of $1.3 million, $1.4 million, and $1.2 million, respectively.

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

For performance based RSUs granted to employees which have multiple performance conditions and a market condition the Company used a Monte Carlo simulation model to determine the fair value of such awards. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and revenues achieved. The Company updates the estimated expense, net of forfeitures, at the end of each reporting period. The expense is recognized on an accelerated basis over the requisite service period, which is generally the vesting period of the respective awards.

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

Reclassifications

From time to time the Company reclassifies certain prior period balances to conform to the current year presentation. Starting first quarter 2015, we present tax withholdings on vesting of restricted stock units separately from proceeds from issuance of common stock in connection with employee stock purchase plan, in the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows. The change was made to better reflect nature of the transactions, and prior period balances were reclassified accordingly. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance relates accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance will be effective for the Company beginning January 1, 2018, early adoption is permitted only for certain provisions. Adoption of the guidance is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective beginning January 1, 2017, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented or prospective. In the fourth quarter of 2015, the Company early adopted this guidance prospectively. As a result, the Company no longer presents any current deferred income tax assets or liabilities but did not reclassify prior period deferred income tax assets or liabilities, as permitted by the guidance. See "Note 14 - Income Taxes" for additional information.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue (Topic 606): Revenue from Contracts with Customers. ASU No. 2014-09 will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements and has not selected a transition method.

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

Cash	$8,558
Cash holdback liability	7,157
Fair value of common stock	20,855
Estimated fair value of equity awards assumed and replaced	354
Total purchase price	$36,924

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

The excess of the consideration for Skyfence over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The Company’s management believes that the goodwill represents the synergies expected from combining the products and technologies of Imperva with those of Skyfence, which will enhance the Company’s overall product portfolio. The purchased technology will be amortized straight-line over a seven-year estimated useful life. Also as part of the acquisition, the Company assumed deferred tax liabilities related to the fair value of the developed technology the Company obtained in the acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The total purchase price was allocated using the information available at the business combination date. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$57,906	$—	$—	$57,906
Bank deposits	10,253	—	—	10,253
Commercial paper	13,896	—	3	13,893
Money market funds	86,200	—	—	86,200
Total	$168,255	$—	$3	$168,252
Short-term investments:
Corporate debt obligations	$86,590	$2	$300	$86,292
Bank deposits	10,263	—	—	10,263
Total	$96,853	$2	$300	$96,555

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$26,284	$—	$—	$26,284
Bank deposits	11,877	—	—	11,877
Commercial paper	18,341	—	2	18,339
Money market funds	11,596	—	—	11,596
Total	$68,098	$—	$2	$68,096
Short-term investments:
Corporate debt obligations	$31,404	$3	$53	31,354
Bank deposits	10,270	—	—	10,270
Total	$41,674	$3	$53	$41,624

The following table sets forth the cost and estimated fair value of short-term investments based on stated effective maturities as of December 31, 2015 (in thousands):

	As of December 31, 2015
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due in 2016	$53,086	$53,003
Due in 2017	43,767	43,552
Total	$96,853	$96,555

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the years ended December 31, 2015 and 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$73,673	$286	$10,609	$14	$84,282	$300

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$12,735	$47	$12,088	$6	$24,823	$53

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2015 and 2014, by level within the fair value hierarchy (in thousands):

	As of December 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,253	$—	$10,253
Commercial paper	—	13,893	—	13,893
Money market funds	86,200	—	—	86,200
Short-term investments:
Corporate debt obligations	—	86,292	—	86,292
Bank deposits	—	10,263	—	10,263
Total financial assets	$86,200	$120,701	$—	$206,901
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$595	$—	$595

	As of December 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$11,877	$—	$11,877
Commercial paper	—	18,339	—	18,339
Money market funds	11,596	—	—	11,596
Short-term investments:
Corporate debt obligations	—	31,354	—	31,354
Bank deposits	—	10,270	—	10,270
Total financial assets	$11,596	$71,840	$—	$83,436
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$1,002	$—	$1,002

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.5 million and $4.0 million as of December 31, 2015 and 2014, respectively.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, include U.S. agency securities, investment-grade corporate bonds, term deposits and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. There was no transfer between Level 1, Level 2 and Level 3 during the years ended December 31, 2015 and 2014.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Liability as of December 31,
	2015		2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$47,231	$595	$25,990	$1,002

Gains (losses) on derivative instruments accounted for as hedges and their classification on the consolidated statement of operations, are presented in the following tables (in thousands):

	Years ended December 31,
	2015	2014	2013
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$834	$191	$730
Losses recognized in OCI (a)	$(1,399)	$(1,846)	$(18)
Gains recognized from accumulated OCI into net loss (b)	$—	$55	$1,829
Losses recognized from accumulated OCI into net loss (b)	$(972)	$(708)	$—
Foreign Exchange Forward Contract Derivatives not designated as hedging relationships:
Gains recognized in net loss (c)	$—	$—	$71
Losses recognized in net loss (c)	$—	$—	$(60)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other income (loss), into net loss, of which $(107), $(72) and $117 were recognized within cost of sales for the years ended December 31, 2015, 2014 and 2013, respectively, and $(865), $(581), and $1,712 were recognized within operating expenses for the year ended December 31, 2015, 2014 and 2013, respectively. All amounts are reflected with the respective consolidated statement of operations.

(c)	Classified in other income (expense), net.

7. Consolidated Balance Sheet Components

Allowance for Doubtful Accounts

The allowance for doubtful accounts is comprised of the following activity (in thousands):

	Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts and sales returns reserve, beginning balance	$215	$410	$412

Allowance for doubtful accounts, beginning balance	$215	$410	$412
Charged to costs and expenses	1,044	418	46
Deductions (write-offs)	(144)	(613)	(48)
Allowance for doubtful accounts, ending balance	1,115	215	410
Sales returns reserve, beginning balance
Charged to revenue	677	-	-
Deductions (write-offs)	(354)	-	-
Sales returns reserve, ending balance	323	-	-
Total allowance for doubtful accounts and sales returns reserve, ending balance	$1,438	$215	$410

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$5,111	$3,263
Prepaid income taxes	585	45
Interest receivable	467	230
Other	1,802	389
Total prepaid expenses and other current assets	$7,965	$3,927

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2015	2014
Computers and related equipment	$15,953	$11,591
Office furniture and equipment	1,632	1,510
Leasehold improvements	7,791	3,751
Total property and equipment	25,376	16,852
Less: accumulated depreciation and amortization	(13,212)	(9,234)
Total property and equipment, net	$12,164	$7,618

Depreciation and amortization expense totaled $4.5 million, $3.6 million and $2.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2015	2014
Salary and related benefits	$7,215	$5,291
Accrued vacation	3,774	3,849
Accrued incentive payments	9,270	6,609
Total accrued compensation and benefits	$20,259	$15,749

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Accrued expenses	$4,633	$3,352
Derivative liability	595	1,002
Income tax payable	323	317
Short-term deferred rent	283	297
Short-term stock repurchase liability	—	767
Skyfence holdback liability	7,556	-
Other	893	641
Total accrued and other current liabilities	$14,283	$6,376

Other Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Skyfence holdback liability	$—	$7,343
Long-term deferred rent	1,926	841
Deferred tax liability	1,145	1,503
Other	1,444	721
Total other liabilities	$4,515	$10,408

8. Goodwill and Acquired Intangible Assets

During 2014, the Company completed two acquisitions of which $35.0 million was allocated to goodwill and $10.7 million to acquired intangible assets. The Company’s gross carrying amount of goodwill was $35.0 million as of December 31, 2015 and 2014, respectively. The Company did not have any goodwill impairments during 2015, 2014 or 2013. Acquired technology intangible assets subject to amortization as of December 31, 2015 were as follows (in thousands):

	As of December 31,
	2015	2014
Acquired Technology	$10,668	$10,668
Less: accumulated amortization	(2,677)	(1,269)
Total acquired technology, net	$7,991	$9,399

Amortization expense related to acquired intangible assets was $1.4 million for the year ended December 31, 2015. Acquired intangible assets are amortized over their estimated useful lives of seven to 10 years. As of December 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2016	$1,408
2017	1,408
2018	1,408
2019	1,408
2020	1,408
Thereafter	951
Total expected amortization expense	$7,991

9. Other Income (Expense), net

Other income (expense), net is comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Other Income:
Interest income	$701	$163	$386
Foreign currency forward contract gains, net	-	-	12
Foreign currency exchange gains, net	5	8	—
Total other income	706	171	398
Other Expense:
Skyfence holdback liability accretion	(212)	(186)	—
Foreign currency exchange losses, net	(322)	—	(373)
Other	(574)	(205)	(150)
Total other expense	(1,108)	(391)	(523)
Total other income (expense), net	$(402)	$(220)	$(125)

10. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, as amended, provides for maximum borrowing capacity of up to $7.5 million as of December 31, 2015. As of December 31, 2015 and 2014, there was no balance outstanding on the credit facility.

The credit facility expires on April 1, 2019, is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion, standby letter of credit fees of 1% per annum of the stated amount of each letter of credit and bears interest at LIBOR plus 2.75%. As of December 31, 2015, the Company was compliant with the amended covenant of the credit facility.

11. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2015 through 2022. Future minimum payments under these facility operating leases are as follows as of December 31, 2015 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2016	$7,295	$436
2017	7,107	—
2018	7,412	—
2019	4,578	—
2020	4,210	—
Thereafter	120	—
Total	$30,722	$436

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $4.6 million, $3.9 million, and $3.3 million, respectively.

In connection with leases for office space, the Company received tenant improvement allowances of $336,000 and $639,000 during the years ended December 31, 2012 and 2010, respectively, and is entitled to receive additional $791,000 under the lease amendments executed during the year ended December 31, 2015 from the lessor for certain improvements made to the leased property. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net and as deferred rent within other liabilities on the consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the respective lease term.

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

As of December 31, 2015 and 2014 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $115,000 as of December 31, 2015. Motor vehicle lease expenses for the years ended December 31, 2015, 2014 and 2013 were $2.4 million, $2.6 million and $2.4 million, respectively.

(c) Purchase Commitments

As of both December 31, 2015 and 2014, the Company had purchase commitments of $5.8 million and $4.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against the Company (as a nominal defendant), and naming certain of the Company’s officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by the Company, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, the Company and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015. On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015. An oral argument before the Supreme Court of Delaware has been set for March 9, 2016.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of December 31, 2015 and 2014. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

12. Capital Stock

Common Stock Reserved for Issuance

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2015	2014
Issuance in connection with outstanding stock options	1,949,089	2,244,363
Issuance in connection with restricted stock units outstanding	1,898,025	2,279,081
Reserved for future stock option and restricted stock unit grants	650,527	1,166,742
Reserved for future issuance under the employee stock purchase plan	1,049,524	895,268
	5,547,165	6,585,454

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

(d) Inducement Stock Option Plans and Agreement and Inducement Restricted Stock Unit Plans and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted Inducement Stock Option Plans and Agreements (the “Inducement Option Plans”) and Inducement Restricted Stock Unit Plans and Agreements (the “Inducement RSU Plans”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase up to 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which will have a ten-year term, will vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing a total of 290,000 shares of the Company’s common stock. The RSUs, which will expire following settlement, will vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

(e) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan, a non-stockholder approved plan that provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  The Company has reserved 100,000 shares of common stock for issuance under the 2015 Equity Inducement Plan.  No awards have been made under the 2015 Equity Inducement Plan and the entire reserve remains available for grant.  Under the terms of the 2015 Equity Inducement Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years.  The Company will issue a press release in connection with any stock options or RSUs awarded under the plan.

(f) Incapsula 2010 Share Incentive Plan

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

The following table summarizes option activity under the Incapsula Plan and related:

	Shares Available for Grant	Number of Performance- based Restricted Stock Units Outstanding	Number of Stock Options Outstanding	Weighted Average Exercise Price of Stock Options Outstanding
Outstanding - December 31, 2012	2,753,708	—	1,836,500	$0.10
Additional shares authorized	5,529,878			$—
Granted, performance RSUs	(7,095,461)	7,095,461	—	$—
Granted, stock options	(1,240,000)	—	1,240,000	$0.58
Exercised/Released	—	—	(1,128,438)	$0.02
Forfeited	141,562	—	(141,562)	$0.22
Outstanding - December 31, 2013	89,687	7,095,461	1,806,500	$0.47
Granted	(95,000)	—	95,000	$1.25
Forfeited	15,213	(12,713)	(2,500)	$1.25
Transferred to Imperva 2011 stock option plan	(9,900)	(7,082,748)	(1,899,000)	$0.16
Outstanding - December 31, 2014	—	—	—	$—

The options outstanding and performance restricted share units under the Incapsula 2010 Share Incentive Plan were assumed as part of the Incapsula Acquisition and are equivalent to 247,184 shares of Company common stock on an as-converted basis. The Company does not intend to grant any additional shares under the Incapsula 2010 Share Incentive Plan.

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding - December 31, 2012	1,989,237	$14.08	8.09	$35,513
Granted	631,775	$36.55
Exercised or released	(687,719)	$6.94
Cancelled or forfeited	(257,787)	$25.11
Outstanding - December 31, 2013	1,675,506	$23.78	8.01	$40,813
Granted	1,256,559	$41.39
Options assumed in acquisitions	72,607	$13.30
Exercised or released	(496,297)	$14.85
Cancelled or forfeited	(264,012)	$35.85
Balances - December 31, 2014	2,244,363	$33.83	8.27	$38,457
Granted	696,971	$49.20
Exercised or released	(636,424)	$29.44
Cancelled or forfeited	(355,821)	$42.00
Balances - December 31, 2015	1,949,089	$39.27	8.09	$47,480
Vested and expected to vest - December 31, 2015	1,700,981	$38.26	8.01	$43,108
Exercisable - December 31, 2015	609,137	$29.57	6.91	$20,557

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $63.31 of the Company’s common stock on December 31, 2015

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2015 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Shares Subject to Stock Options	Weighted Average Exercise Price per Share
$0.02 to $10.70	157,918	4.86	$6.66	148,074	$7.07
$10.71 to $29.10	242,340	7.66	$25.34	118,092	$24.95
$29.11 to $32.54	269,777	8.51	$29.43	72,161	$29.66
$32.55 to $34.55	206,863	7.26	$33.72	99,746	$33.62
$34.56 to $54.48	581,938	8.79	$43.19	74,298	$41.88
$54.49 to $61.55	275,131	8.14	$54.98	82,179	$54.76
$61.56 to $69.55	184,232	9.21	$64.87	14,587	$62.81
$69.56 to $77.00	30,890	9.79	$71.72	-	$-
	1,949,089	8.09	$39.27	609,137	$29.57

(g) RSU Activity

A summary of RSU activity for the year ended December 31, 2015, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2013	1,044,651	$31.64
Granted	1,368,761	$41.66
Granted, performance RSUs	131,143	$31.42
PRSUs assumed in acquisitions	198,825	$61.14
Released	(238,446)	$34.84
Cancelled or expired	(225,853)	$39.83
Unvested - December 31, 2014	2,279,081	$39.07
Granted	911,734	$53.02
Granted, performance RSUs	249,220	$42.58
Released	(898,205)	$34.97
Cancelled or expired	(643,805)	$35.09
Unvested - December 31, 2015	1,898,025	$49.53

(h) Stock-Based Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$3,862	$2,058	$1,440
Research and development	13,831	8,799	3,660
Sales and marketing	16,717	13,558	8,537
General and administrative	16,554	12,858	8,857
Total stock-based compensation expense	$50,964	$37,273	$22,494

(i) Determining the Fair Value of RSUs, Performance RSUs, Stock Options, and ESPP

The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The fair value of RSUs granted to employees which have multiple performance conditions and a market condition is determined by the Company using a Monte Carlo simulation model. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. The Company updates the estimated expense, net of forfeitures, at the end of each reporting period. The expense is recognized on an accelerated basis over the requisite service period, which is generally the vesting period of the respective awards.

The fair value of each stock option and ESPP grant to employees was determined by the Company and its board of directors using the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term— The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method is calculated as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla”, the expected term is derived from historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award. For ESPP grants, the expected term is based on the length of the offering period, which is six months.

Expected Volatility—The expected volatility was based on a combination of our historical volatilities and the Company’s publicly listed peers because we do not have sufficient trading history for our common stocks. The volatility is over a period equal to the expected terms of the stock option grants and the offering period for employee stock purchase plan.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the grant’s expected term.

Expected Dividend— The Company has never paid dividends and does not expect to pay dividends.

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

A summary of the weighted-average assumptions is as follows:

	Years Ended December 31
	2015	2014	2013
Stock option grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.8%	1.8%	1.2%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	49%	46%	46%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	0.4%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	65%	45%	27%

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2015, 2014 and 2013 was $23.75, $19.36, and $16.48 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees during the years ended December 31, 2015, 2014 and 2013 was $16.6 million, $24.3 million, and $7.3 million, respectively. The aggregate grant date fair value of the Company’s stock options vested during the years ended December 31, 2015, 2014, and 2013 was $11.7 million, $7.2 million, and $4.6 million, respectively. The fair value of the Company’s RSUs vested during the year ended December 31, 2015, 2014 and 2013 was $31.4 million, $8.3 million and $6.0 million, respectively.

The aggregate intrinsic value of options exercised under the Plans was $21.6 million, $14.7 million, and $23.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.

As of December 31, 2015, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $92.6 million, net of estimated forfeitures. As of December 31, 2015, this cost will be amortized to expense over a weighted-average remaining period of 2.6 years, and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan were $12.1 million, $8.5 million, and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was no capitalized stock-based compensation cost during the years ended December 31, 2015, 2014 and 2013. Recognized stock-based compensation tax benefits during the year ended December 31, 2015 and 2014 was $165,000 and $385,000, respectively. There was no recognized stock-based compensation tax benefit during the year ended December 31, 2013.

(j) Common Stock Subject to Repurchase

Pursuant to restricted stock agreements with the Company’s former CEO, the Company had the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to the common stock lapse over the vesting period, which ranges from 48 months to 60 months. The amounts received in exchange for these shares have been included in other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. The Company granted 843,819 shares of restricted common stock with a weighted-average grant date fair value per share of $1.94 during the year ended December 31, 2010. There were no grants of shares of restricted common stock during years ended December 31, 2015, 2014 and 2013. All these shares were fully vested as of December 31, 2015. As of December 31, 2014, 210,954 shares of restricted common stock held by the Company’s former CEO were unvested and subject to repurchase by the Company.

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. 236,537 shares were fully vested as of December 31, 2015. None of these shares were vested as of December 31, 2014.

(k) Early Exercise of Stock Options

In 2010 and 2011, the Company’s board of directors allowed for the early exercise of stock options granted to certain members of the Company’s board of directors. The amounts received in exchange for these shares have been included in accrued and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheet and are reclassified to equity as the shares vest. As of December 31, 2015 there were no unvested shares. As of December 31, 2014 and 2013, 6,667 shares and 45,000 shares were unvested amounting to $71,000 and $0.4 million, respectively.

(l) Equity Awards Issued in Acquisitions

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

(m) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

13. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Years ended December 31,
	2015			2014			2013
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,428)	$(61)	$(1,489)	$(426)	$(2)	$(428)	$691	$170	$861
Other comprehensive income (loss) before reclassifications	(565)	(249)	(814)	(1,655)	(59)	(1,714)	712	34	746
Amounts reclassified to net loss	972	—	972	653	—	653	(1,829)	(206)	(2,035)
Change in other comprehensive income (loss)	407	(249)	158	(1,002)	(59)	(1,061)	(1,117)	(172)	(1,289)
Balance at December 31	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)	$(426)	$(2)	$(428)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the years 2015, 2014, and 2013 (in thousands):

	Year ended December 31,
	2015			2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(565)	-	$(565)	$(1,655)	$—	$(1,655)	$712	$—	$712
Reclassification adjustments [1]	972	-	972	653	—	653	(1,829)	—	$(1,829)
Unrealized gains (losses) on cash flow hedges, net	407	-	407	(1,002)	—	(1,002)	(1,117)	—	(1,117)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(249)	-	(249)	(59)	—	(59)	34	—	34
Reclassification adjustments [2]	—	-	—	—	—	—	(206)	—	(206)
Unrealized gains (losses) on investments:	(249)	—	(249)	(59)	—	(59)	(172)	—	(172)
Other comprehensive income (loss)	$158	$—	$158	$(1,061)	$—	$(1,061)	$(1,289)	$—	$(1,289)

[1]	Refer to Note 6 for the affected line items in the consolidated statement of operations
[2]	Amount included in other income (expense), net, in the consolidated statement of operations

14. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(50,892)	$(55,330)	$(28,831)
Foreign	2,692	(2,665)	3,277
Loss before provision for taxes	$(48,200)	$(57,995)	$(25,554)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal		$—	$—
State	34	66	127
Foreign	857	1,523	700
Total current provision	891	1,589	827
Deferred
Federal	63	109	—
State	(1)	6	—
Foreign	(271)	(523)	(50)
Total deferred provision	(209)	(408)	(50)
Total	$682	$1,181	$777

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax benefit at federal statutory tax rate	$(16,388)	$(19,718)	$(8,688)
Tax benefit at state statutory tax rate	(499)	(1,169)	(829)
Foreign tax rate differential	(826)	(526)	(705)
Unbenefitted loss of consolidated investment	-	2,366	2,402
Change in valuation allowance	9,738	12,407	7,400
Meals and entertainment	44	34	197
Stock compensation	8,492	7,160	810
Nondeductible expenses and other	121	627	190
Provision for income taxes	$682	$1,181	$777

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Reserves and accruals	$2,662	$1,387
Deferred revenue	8,724	8,429
Stock-based compensation	4,772	5,776
Net operating loss carryforwards	37,793	25,519
Loss on OCI	374	380
Other	32	41
Gross deferred tax assets	54,357	41,532
Valuation allowance	(53,468)	(40,488)
Total deferred tax assets	889	1,044
Deferred tax liabilities:
Stock-based compensation	(21)	(53)
Depreciation and amortization	(1,425)	(1,757)
Total deferred tax liabilities	(1,446)	(1,810)
Net deferred tax assets	$(557)	$(766)

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $13.0 million, $7.8 million, and $8.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. In the fourth quarter of 2015, the Company early adopted this guidance prospectively and our statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent. There is no other impact on our financial statements of early-adopting the ASU.

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $153.0 million and $73.7 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2023 through 2035 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2018 through 2035.

The Company uses the “with-and-without” approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2015, the amount of such excess tax benefits from stock options included in deferred tax assets for federal and state net operating losses were $49.9 million and $13.5 million, respectively. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the statement of operations.

Net operating loss carryforwards reflected above may be subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. For fiscal years 2015, 2014, and 2013 the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $13.6 million, $12.9 million and $9.8 million, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation.

As of December 31, 2015 and 2014, the Company had gross unrecognized tax benefits of approximately $1.2 million and $672,000, respectively, all of which would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2015 and 2014, the Company accrued interest of $83,000 and $43,000 in income tax expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$672	$353	$239
Additions based on tax positions taken during the current period	401	222	134
Reductions based on tax positions taken during the prior period	(50)	(47)	(20)
Additions based on tax positions taken during a prior period	131	144	—
Balance at December 31	$1,154	$672	$353

The Company’s material income tax jurisdictions are the United States (federal), California and Israel. The Israeli Tax Authorities have now settled the audit of income tax returns of the Israeli subsidiary for the tax years 2006 through 2010. As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2003 and forward for federal purposes and 2005 and forward for California purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

The Company’s Israeli subsidiaries (“Israeli subsidiaries”) research and development intercompany services activity (“R&D activity”) have a “Beneficiary Enterprise” status for a separate investment program that was elected by the Israel subsidiaries starting 2012 under the Law for Encouragement of Capital Investments, 1959 (the “Investments Law”), amended from time to time.

The entitlement to the above benefits is conditional upon the Israeli subsidiaries fulfilling the conditions stipulated by the Investments Law and regulations published there under.

In December 2010 the “Knesset” (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), which prescribes, among others, amendments in the Investment Law (the “Amendment”). The Amendment became effective as of January 1, 2011. According to the Amendment, a flat tax rate applies to the Israeli subsidiary’s R&D activities as follows: 2011 and 2012—15%, 2013 and 2014—12.5% and in 2015 and thereafter—12%. The Israeli subsidiaries fully adopted the provisions of the Amendment in 2012.

On July 30, 2013, the Knesset approved an amended Economic Plan for 2013-2014 (“Amended Budget Law”) to raise the Israeli corporate tax rate from 25% to 26.5%, in addition to increasing the flat tax rate applicable to the Israeli subsidiaries R&D activities starting in 2014 to 16%. Activities other than R&D will be taxed at the rate of 26.5%.

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

The Company’s services revenue was comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Maintenance and support	$66,380	$54,795	$44,353
Professional services and training	14,084	11,414	9,890
Subscriptions	46,271	23,502	11,363
Total net services revenue	$126,735	$89,711	$65,606

The Company’s revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Americas	$149,766	$94,266	$83,736
EMEA	57,180	43,111	33,183
APAC	27,352	26,633	20,840
Total net revenue	$234,298	$164,010	$137,759

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2015	2014	2013
United States	$9,913	$6,761	$3,039
Israel	10,224	10,221	2,422
Other	18	35	14
Total long-lived assets	$20,155	$17,017	$5,475

16. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to Imperva, Inc. stockholders	$(48,882)	$(58,963)	$(25,178)
Shares used in computing net loss per share of common stock, basic and diluted	29,849	25,806	24,300
Net loss per share of common stock, basic and diluted	$(1.64)	$(2.28)	$(1.04)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2015	2014	2013
Stock options to purchase common stock	1,949,089	2,244,363	1,675,506
Restricted stock units for common stock	1,898,025	2,279,081	1,044,651
Restricted shares of common stock subject to repurchase	-	217,621	335,062
Restricted stock issued in connection with Skyfence acquisition	118,961	355,499	—

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investor Relations section of our website at www.imperva.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on this website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 59.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on February 26, 2016, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

By:	/s/ Anthony Bettencourt	By:	/s/ Terrence J. Schmid
	Anthony Bettencourt		Terrence J. Schmid
	President and Chief Executive Officer		Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Bettencourt and Terrence J. Schmid as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Bettencourt	President, Chief Executive Officer and	February 26, 2016
Anthony Bettencourt	Chairman of the Board
(Principal Executive Officer)

/s/ Terrence J. Schmid	Chief Financial Officer	February 26, 2016
Terrence J. Schmid	(Principal Accounting and
Financial Officer)

/s/ Geraldine Elliott	Director	February 26, 2016
Geraldine Elliott

/s/ Charles Giancarlo	Director	February 26, 2016
Charles Giancarlo

/s/ Theresia Gouw	Director	February 26, 2016
Theresia Gouw

/s/ Albert A. Pimentel	Director	February 26, 2016
Albert A. Pimentel

/s/ Frank Slootman	Director	February 26, 2016
Frank Slootman

/s/ Allan Tessler	Director	February 26, 2016
Allan Tessler

/s/ James Tolonen	Director	February 26, 2016
James Tolonen

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.3	10/28/11

3.2	Amended and Restated Bylaws of Imperva, Inc., as currently in effect.	8-K	001-35338	3.1	2/11/14

4.1	Specimen Certificate Evidencing Shares of Imperva, Inc. common stock.	S-1/A	333-175008	4.1	10/28/11

4.2	Amended and Restated Investor Rights Agreement, dated November 1, 2011, by and among Imperva, Inc. and the investors party thereto.	S-1/A	333-175008	4.4	11/7/11

10.1#	2003 Stock Plan, as amended, including addendums and sub-plans.	S-1	333-175008	10.1	6/17/11

10.2#	Forms of agreements under the 2003 Stock Plan, as amended.	S-1	333-175008	10.2	6/17/11

10.3#	2011 Stock Option and Incentive Plan and subplan and form agreements thereunder.					X

10.4#	2011 Employee Stock Purchase Plan.	S-1/A	333-175008	10.19	10/28/11

10.5#	Incapsula, Inc. 2010 Stock Incentive Plan and form agreements thereunder.	S-8	333-194955	99.1	4/1/14

10.6#	Form of Imperva, Inc. Stock Option Assumption Agreement for Incapsula, Inc. 2010 Stock Incentive Plan.	S-8	333-194955	99.2	4/1/14

10.6#	Skyfence Networks Ltd. 2013 Share Incentive Plan and form agreements thereunder.	S-8	333-194955	99.3	4/1/14

10.7#	2015 Equity Inducement Plan and forms of agreements thereunder.	S-8	222-207825	99.1	11/5/15

10.8#	Form of Inducement Stock Option Plan and Agreement between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.5	8/18/14

10.9#	Form of Inducement Restricted Stock Unit Plan and Agreement between Imperva, Inc. and Anthony J. Bettencourt.	8-K	001-35338	10.6	8/18/14

10.10#	Form of Amended and Restated Indemnification Agreement.	S-1/A	333-175008	10.4	10/28/11

10.11#	Offer Letter, dated September 29, 2010, between Imperva, Inc. and Terrence J. Schmid.	S-1/A	333-175008	10.6	9/6/11
10.12#	Employment and Non-Competition Agreement, dated May 7, 2002, between Imperva, Ltd. and Amichai Shulman, and Car Leasing Agreement, dated February 6, 2013, between Imperva, Ltd. and Amichai Shulman.	10-Q	001-35338	10.02	5/9/13

10.13#	Offer Letter, dated May 5, 2004, between Imperva, Inc. and Mark Kraynak.	10-Q	001-35338	10.01	5/9/13

10.14#	Offer Letter, dated August 13, 2014, between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.1	8/18/14
10.15#	Offer Letter, dated December 12, 2014, between Imperva, Inc. and Sunil D. Nagdev					X

10.16#	Imperva, Inc. Change in Control Plan and Form Notice of Participation.	10-K	001-35338	10.26	3/28/12

10.17#	Imperva, Inc. 2016 Senior Management Bonus Plan.					X

10.18†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.	S-1	333-175008	10.11	6/17/11

10.19†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/13/12

10.20†	Second Amendment to OEM Agreement dated as of January 23, 2013 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-K	001-35338	10.17	3/15/13

10.21†	Third Amendment to OEM Agreement dated as of May 22, 2014 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/8/14

10.22	Lease Agreement, dated February 6, 2008, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.13	6/17/11

10.23	First Amendment to Lease (Relocation), dated February 12, 2010, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.14	6/17/11

10.24	Second Amendment to Lease (Expansion) effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.2	5/30/12

10.25	Third Amendment to Lease effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.	10-Q	001-35338	10.1	11/13/12
10.26	Fourth Amendment to Lease (Expansion) effective as of May 6, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	5/12/15
10.27	Fifth Amendment to Lease (Expansion) effective as of October 28, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	10/29/15
10.28	Sixth Amendment to Lease effective as of October 28, 2015 between Westport Office Park, LLC and Imperva. Inc.	8-K	001-35338	10.1	10/29/15

21.1	Subsidiaries of Imperva, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†

Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to an order granting confidential treatment under Rule 406 of the Securities Act and Rule 24b-2 of the Securities Exchange Act.

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