Form 10-Q
period 2016-03-31
IMPERVA INC
filed 2016-05-09
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-35338

Imperva, Inc.

(Exact name of the Registrant as Specified in its Charter)

Delaware	03-0460133
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Bridge Parkway

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of May 2, 2016: 32,261,081 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,691	$168,252
Short-term investments	100,054	96,555
Restricted cash	69	79
Accounts receivable, net of allowance of $1,595 and $ 1,438 as of March 31, 2016 and December 31, 2015, respectively	43,570	61,051
Inventory	860	815
Prepaid expenses and other current assets	9,476	7,965
Total current assets	312,720	334,717
Property and equipment, net	17,486	12,164
Goodwill	34,972	34,972
Acquired intangible assets, net	7,639	7,991
Severance pay fund	4,789	4,530
Restricted cash	1,665	1,665
Deferred tax assets	683	588
Other assets	1,157	1,042
TOTAL ASSETS	$381,111	$397,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,772	$6,870
Accrued compensation and benefits	17,195	20,259
Accrued and other current liabilities	6,462	14,283
Deferred revenue	82,119	79,132
Total current liabilities	113,548	120,544
Other liabilities	5,005	4,515
Deferred revenue	25,936	27,525
Accrued severance pay	5,454	4,884
TOTAL LIABILITIES	149,943	157,468
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 32,259,601 and 31,837,144 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	461,958	448,069
Accumulated deficit	(230,547)	(206,540)
Accumulated other comprehensive loss	(246)	(1,331)
TOTAL STOCKHOLDERS' EQUITY	231,168	240,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,111	$397,669

The accompanying notes are an integral part of these consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net revenue:
Products and license	$20,841	$17,104
Services	38,932	27,653
Total net revenue	59,773	44,757

Cost of revenue:
Products and license	2,184	1,998
Services	10,784	8,332
Total cost of revenue	12,968	10,330
Gross profit	46,805	34,427
Operating expenses:
Research and development	16,019	12,678
Sales and marketing	40,740	31,253
General and administrative	13,886	9,743
Amortization of acquired intangible assets	352	352
Total operating expenses	70,997	54,026
Loss from operations	(24,192)	(19,599)
Other income (expense), net	83	(80)
Loss before (benefit) provision for income taxes	(24,109)	(19,679)
(Benefit) provision for income taxes	(102)	351
Net loss	$(24,007)	$(20,030)
Net loss per share of common stock stockholders, basic and diluted	$(0.75)	$(0.74)
Shares used in computing net loss per share of common stock, basic and diluted	31,843	26,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(24,007)	$(20,030)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized loss on investments	169	44
Net change in unrealized gain (loss) on hedging instruments	916	(130)
	1,085	(86)
Comprehensive loss	$(22,922)	$(20,116)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	215,958	—	590	—	—	590
Issuance of holdback shares in connection with acquisitions	206,499	—	—	—	—	—
Stock-based compensation	—	—	15,655	—	—	15,655
Income tax deficiencies from employee stock option exercises	—	—	(4)	—	—	(4)
Shares withheld for tax withholding on vesting of restricted stock units			(2,352)	—		(2,352)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	169	169
Change in unrealized gain on derivatives	—	—	—	—	916	916
Net loss	—	—	—	(24,007)	—	(24,007)
Comprehensive loss						(22,922)
Balance as at March 31, 2016	32,259,601	$3	$461,958	$(230,547)	$(246)	$231,168

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2015
Balance as at January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	248,240	—	1,618	—	—	1,618
Vesting of restricted stock	—	—	27	—	—	27
Stock-based compensation	—	—	12,546	—	—	12,546
Income tax benefit from employee stock option exercises	—	—	43	—	—	43
Shares withheld for tax withholding on vesting of restricted stock units			(2,137)			(2,137)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain on investments	—	—	—	—	44	44
Change in unrealized loss on derivatives	—	—	—	—	(130)	(130)
Net loss	—	—	—	(20,030)	—	(20,030)
Comprehensive loss						(20,116)
Balance as at March 31, 2015	30,593,720	$3	$396,338	$(177,688)	$(1,575)	$217,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,007)	$(20,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,308	1,056
Stock-based compensation	15,655	12,546
Amortization of acquired intangibles	352	352
Amortization of premiums/accretion of discounts on short-term investments	136	92
Allowance for doubtful debts	157	65
Excess tax deficiencies (benefits) from share-based compensation	4	(43)
Other	(172)	114
Changes in operating assets and liabilities:
Accounts receivable, net	17,324	14,016
Inventory	(45)	(296)
Prepaid expenses and other assets	(809)	(515)
Accounts payable	(2,302)	(1,812)
Accrued compensation and benefits	(3,064)	(1,268)
Accrued and other liabilities	(169)	79
Severance pay (net)	311	(64)
Deferred revenue	1,398	2,508
Deferred tax assets	(95)	4
Net cash provided by operating activities	5,982	6,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	22,909	18,168
Purchase of short-term investments	(26,285)	(22,843)
Net purchases of property and equipment	(3,426)	(991)
Change in restricted cash	10	(11)
Net cash used in investing activities	(6,792)	(5,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	(7,157)	—
Proceeds from follow-on public offering, net of offering costs	—	127,854
Proceeds from issuance of common stock, net of repurchases	590	1,618
Shares withheld for tax withholding on vesting of restricted stock units	(2,352)	(2,137)
Excess tax (deficiencies) benefits from share-based compensation	(4)	43
Net cash (used in) provided by financing activities	(8,923)	127,378
Effect of exchange rate changes on cash and cash equivalents	172	(115)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,561)	128,390
CASH AND CASH EQUIVALENTS - Beginning of period	168,252	68,096
CASH AND CASH EQUIVALENTS - End of period	$158,691	$196,486
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment incurred but not yet paid	$3,721	$169
Vesting of restricted and early exercised stock options	$—	$27

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 26, 2016 (the “Annual Report”).

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended March 31, 2016, the Company had one customer that represented 14% of the Company’s total revenue. The same customer represented 17% and 21% of gross accounts receivable as of March 31, 2016 and December 31, 2015 respectively. For the three months ended March 31, 2015, the Company did not have any customers that represented more than 10% of the Company’s total revenue.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 regarding ASC Topic 842 "Leases." The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$51,182	$—	$—	$51,182
Bank deposits	10,262	—	—	10,262
Commercial paper	20,921	—	2	20,919
Money market funds	76,328	—	—	76,328
Total	$158,693	$—	$2	$158,691
Short-term investments:
Commercial paper	$11,548	$—	$—	$11,548
Corporate debt obligations	63,665	16	64	63,617
US government agencies	14,514	12	3	14,523
Bank deposits	10,366	—	—	10,366
Total	$100,093	$28	$67	$100,054

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$57,906	$—	$—	$57,906
Bank deposits	10,253	—	—	10,253
Commercial paper	13,896	—	3	13,893
Money market funds	86,200	—	—	86,200
Total	$168,255	$—	$3	$168,252
Short-term investments:
Corporate debt obligations	$86,590	$2	$300	$86,292
Bank deposits	10,263	—	—	10,263
Total	$96,853	$2	$300	$96,555

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2016 (in thousands):

	As of March 31, 2016
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$66,464	$66,422
Due within two years	33,629	33,632
Total	$100,093	$100,054

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2016 and 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$11,548	$—	$—	$—	$11,548	$—
Corporate debt obligations	33,916	55	13,116	9	47,032	$64
US government agencies	3,999	3			3,999	3
	$49,463	$58	$13,116	$9	$62,579	$67

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$73,673	$286	$10,609	$14	$84,282	$300
	$73,673	$286	$10,609	$14	$84,282	$300

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	As of March 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,262	$—	$10,262
Commercial paper	—	20,919	—	20,919
Money market funds	76,328	—	—	76,328
Short-term investments:
Commercial paper and debt obligations	—	11,548	—	11,548
Corporate debt obligations		63,617		63,617
US government agencies		14,523		14,523
Bank deposits	—	10,366	—	10,366
Prepaid expenses and other current assets - Forward foreign exchange contracts	—	817	—	817
Total financial assets	$76,328	$132,052	$—	$208,380

	As of December 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,253	$—	$10,253
Commercial paper	—	13,893	—	13,893
Money market funds	86,200	—	—	86,200
Short-term investments:
Corporate debt obligations	—	86,292	—	86,292
Bank deposits	—	10,263	—	10,263
Total financial assets	$86,200	$120,701	$—	$206,901
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$595	$—	$595

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $4.8 million and $4.5 million as of March 31, 2016 and December 31, 2015, respectively.

4. Derivative Instruments

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$38,988	$817	$47,231	$(595)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended March 31
	2016	2015
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$1,316	$—
Losses recognized in OCI (a)	$(99)	$(450)
Gains recognized from accumulated OCI into net loss (b)	$—	$—
Losses recognized from accumulated OCI into net loss (b)	$(194)	$(320)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $13 and $181 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2016 and $32 and $288 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2015. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Acquired Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2016 and 2015. The weighted average remaining useful life of the Company’s acquired technology intangible assets is 6 years as of March 31, 2016.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Acquired Technology	$10,668	$10,668
Less: accumulated amortization	(3,029)	(2,677)
Total acquired technology, net	$7,639	$7,991

Acquired intangible assets are amortized over their estimated useful lives of seven to ten years. As of March 31, 2016, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2016	$1,056
2017	1,408
2018	1,408
2019	1,408
2020	1,408
Thereafter	951
Total expected amortization expense	$7,639

6. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million. The credit facility expires on April 1, 2019. As of March 31, 2016 and December 31, 2015, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion, standby letter of credit fees of 1% per annum of the stated amount of each letter of credit and bears interest at LIBOR plus 2.75%. As of March 31, 2016, the Company was compliant with the amended covenant of the credit facility.

7. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2022. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of March 31, 2016 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2016	$5,214	$686
2017	7,221	—
2018	7,524	—
2019	4,603	—
2020	4,222	—
Thereafter	124	—
Total	$28,908	$686

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.0 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three months ending March 31, 2016 and 2015, the Company did not receive any tenant improvement allowances.

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

As of March 31, 2016 and December 31, 2015 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of March 31, 2016. Motor vehicle lease expenses for the three months ended March 31, 2016 and 2015 were $0.7 million and $0.6 million, respectively.

(c) Purchase Commitments

As of March 31, 2016 and December 31, 2015, the Company had purchase commitments of $6.1 million and $5.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within nine months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. That motion is pending.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against us (as a nominal defendant), and naming certain of our officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by us, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, we and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015.  On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015. Following briefing and oral argument, the Supreme Court of Delaware issued an order on March 11, 2016, affirming the Court of Chancery’s decision dismissing the case with prejudice.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of March 31, 2016 and December 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

8. Stock Plans

(a) 2003 Stock Plan

During 2003, the Board of Directors adopted the 2003 Stock Plan (the “2003 Plan”), which allowed for the grant of both incentive stock options and non-qualified stock options and the direct award or sale of shares of the Company’s common stock (including restricted common stock) to officers, employees, directors, consultants and other key persons. In connection with the Company’s initial public offering, which was completed in November 2011, the Board of Directors determined not to grant any further awards under the 2003 Plan upon completion of the public offering.  The 2011 Stock Option and Incentive Plan (the “2011 Plan”) replaced the 2003 Plan in November 2011.  Under the 2003 Plan, incentive stock options could have been granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and non-qualified options could have been granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. If, at the time the Company granted an option, the optionee directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price had to have been at least 110% of the fair value. Options granted under the 2003 Plan generally expire no later than ten years from the date of grant and, in general, vest four years from the date of grant.

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs, which generally vest over either a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period. Additionally, from time to time the Company grants performance-based RSUs to its executives and employees.

(c) 2011 Employee Stock Purchase Plan

In September 2011, the Board of Directors adopted the 2011 Employee Stock Purchase Plan (the “ESPP”) which was subsequently approved by the Company’s stockholders. The ESPP took effect on November 8, 2011, the effective date of the registration statement for the Company’s initial public offering. The ESPP permits eligible employees to acquire shares of the

Company’s common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Each offering period may run for no more than 24 months and consist of no more than five purchase periods. The purchase price for shares of the Company’s common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period or the last trading day of the applicable purchase period within that offering period.

The Company initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2016, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 318,371 shares.

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

(e) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan, a non-stockholder approved plan that provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  The Company has reserved 100,000 shares of common stock for issuance under the 2015 Equity Inducement Plan.  No awards have been made under the 2015 Equity Inducement Plan and the entire reserve remains available for grant.  Under the terms of the 2015 Equity Inducement Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years from the date of grant.

(f) Incapsula 2010 Share Incentive Plan

In March 2010, Incapsula’s board of directors adopted the Incapsula 2010 Share Incentive Plan (the “Incapsula Plan”), pursuant to which Incapsula was able to grant to its employees and service providers options to purchase shares of its common stock, restricted shares, or RSUs. As of November 2013, the total number of shares of common stock that could have been granted under the Incapsula Plan was not to exceed 10,263,211 shares in the aggregate, subject to certain adjustments.

In November 2013, the board of directors of Incapsula approved the grant of RSUs for 7,095,461 shares of Incapsula’s common stock (“Incapsula RSUs”). As part of the Incapsula acquisition, the Incapsula RSUs were assumed and replaced by performance-based RSUs for Company Common Stock to be issued to continuing employees of Incapsula. The Incapsula RSUs were earned upon Incapsula’s achievement of revenue targets for Incapsula and Incapsula-related products and services for fiscal year 2014 and were converted into approximately 198,825 shares of Company Common Stock at the same exchange ratio applicable to the shares of Incapsula common stock acquired in the acquisition. In addition to performance conditions, the awards were dependent on the market price of Imperva’s common stock during February 2014, which was deemed a market condition under ASC 718.

The outstanding options and RSUs under the Incapsula 2010 Stock Incentive Plan were assumed as part of the Incapsula acquisition and are equivalent to 247,184 shares of Company common stock on an as-converted basis. The Company does not intend to grant any additional shares under the Incapsula 2010 Stock Incentive Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2016	1,949,089	$39.27	8.09	$47,480
Granted	48,260	$53.59
Exercised or released	(19,474)	$30.29
Cancelled or forfeited	(41,422)	$43.68
Balances - March 31, 2016	1,936,453	$39.62	7.86	$25,732
Vested and expected to vest - March 31, 2016	1,729,309	$38.72	7.78	$24,226
Exercisable - March 31, 2016	784,409	$32.48	6.94	$14,863

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $50.50 of the Company’s common stock on March 31, 2016.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	1,898,025	$49.53
Granted	704,760	$51.32
Granted, performance RSUs	273,900	$51.55
Released	(261,627)	$41.73
Cancelled or expired	(61,460)	$47.19
Unvested - March 31, 2016	2,553,598	$51.09

The aggregate intrinsic value of options exercised under the Plans was $0.3 million for the three months ended March 31, 2016. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of March 31, 2016, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $115.8 million, net of estimated forfeitures. As of March 31, 2016, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three months ended March 31, 2016 and 2015. Recognized stock-based compensation tax deficiencies (benefits) during the three months ended March 31, 2016 and 2015 was $4,000 and ($43,000), respectively.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31
	2016	2015
Cost of revenue	$1,393	$914
Research and development	4,249	3,328
Sales and marketing	5,094	4,465
General and administrative	4,919	3,839
Total stock-based compensation expense	$15,655	$12,546

The fair value of stock option grants for the three months ended March 31, 2016 and 2015 was estimated using the following weighted average assumptions:

	For the three months ended March 31
	2016	2015
Stock option grants:
Dividend rate	0%	0%
Risk-free interest rate	1.5%	1.7%
Expected term (in years)	6.1	6.1
Expected volatility	58%	50%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(h) Common Stock Subject to Repurchase

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. 236,537 shares were fully vested as of March 31, 2016.

(i) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

9. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	For the three months ended March 31, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,021)	$(310)	$(1,331)
Other comprehensive income (loss) before reclassifications	722	169	891
Amounts reclassified to net loss	194	—	194
Change in other comprehensive income (loss)	916	169	1,085
Balance at March 31	$(105)	$(141)	$(246)

	For the three months ended March 31, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,428)	$(61)	$(1,489)
Other comprehensive income (loss) before reclassifications	(450)	44	(406)
Amounts reclassified to net loss	320	—	320
Change in other comprehensive income (loss)	(130)	44	(86)
Balance at March 31	$(1,558)	$(17)	$(1,575)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31, 2016
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$1,217	(495)	$722
Reclassification adjustments [1]	194	—	194
Unrealized gains (losses) on cash flow hedges, net	1,411	(495)	916
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$260	(91)	169
Unrealized gains (losses) on investments:	260	(91)	169
Other comprehensive income (loss)	$1,671	$(586)	$1,085

	For the three months ended March 31, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(450)	—	$(450)
Reclassification adjustments [1]	320	—	320
Unrealized gains (losses) on cash flow hedges, net	(130)	—	(130)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$44	—	44
Unrealized gains (losses) on investments:	44	—	44
Other comprehensive income (loss)	$(86)	$—	$(86)

1	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

10. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended March 31, 2016 and 2015, the Company recorded income tax benefit of $0.1 million and an income tax expense $0.4 million respectively. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to an intraperiod tax expense allocation related to unrealized gains reported in other comprehensive income, offset in part, by foreign and state income taxes. The income tax expense for the three months ended March 31, 2015 was primarily attributable to foreign and state income taxes.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s domestic deferred tax assets.

11. Segment Information

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Americas	$34,802	$26,557
EMEA	14,749	12,202
APAC	10,222	5,998
Total net revenue	$59,773	$44,757

The following table presents long-lived assets by location (in thousands):

	As of March 31,	As of December 31,
	2016	2015
United States	$14,725	$9,913
Israel	10,386	10,224
Other	14	18
Total long-lived assets	$25,125	$20,155

12. Net Loss per Share

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three months ended March 31,
	2016	2015
Stock options to purchase common stock	1,936,453	2,534,145
Restricted stock units for common stock	2,553,598	2,558,481
Restricted shares of common stock subject to repurchase	—	215,121
Restricted stock issued in connection with Skyfence acquisition	219,969	355,499

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 26, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2015. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2016, we had 307 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $16.0 million for the three months ended March 31, 2016 as compared to $12.7 million for the same period in 2015.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2016, 58% of our total revenue was generated from the Americas, 25% from Europe, Middle East and Africa (“EMEA”) and 17% from Asia Pacific (“APAC”).

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

As of March 31, 2016, we had over 4,700 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $234.3 million in 2015. We have incurred net losses attributable to our stockholders of $24.0 million in the three months ended March 31, 2016 and $48.9 million in the year ended December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $230.5 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of March 31,
	2016	2015
	(in thousands, except number of customers and percentages)
Net revenue	$59,773	$44,757
Gross margin	78.3%	76.9%
Loss from operations	$(24,192)	$(19,599)
Total deferred revenue	$108,055	$83,683
Cash, cash equivalents and short-term investments	$258,745	$242,737
Net cash provided by operations	$5,982	$6,804
Number of customers	4,704	3,935

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

•

Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions services. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the ADC, and hardware replacement. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. Subscription revenue is generated from sales of our cloud-based services. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base. We also expect subscription revenue will increase as our cloud-based services continue to increase.

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Americas	$34,802	$26,557
EMEA	14,749	12,202
APAC	10,222	5,998
Total net revenue	$59,773	$44,757

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

Sales and Marketing

Sales and marketing expense is the largest component of our operating expenses and consists primarily of personnel costs, including commissions and travel expenses. Sales and marketing expenses also include costs related to marketing and promotional activities, third-party referral fees, facilities costs and depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization of intangible assets from the acquisitions of Skyfence and Tomium.

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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2016 and 2015 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$20,841	34.9	$17,104	38.2
Services:
Maintenance and support	18,861	31.6	15,048	33.6
Professional services and training	3,435	5.7	3,932	8.8
Subscriptions	16,636	27.8	8,673	19.4
Total services	38,932	65.1	27,653	61.8
Total net revenue	59,773	100.0	44,757	100.0
Cost of revenue:
Products and license	2,184	3.7	1,998	4.5
Services	10,784	18.0	8,332	18.6
Total cost of revenue	12,968	21.7	10,330	23.1
Gross profit	46,805	78.3	34,427	76.9
Operating expenses:
Research and development	16,019	26.8	12,678	28.3
Sales and marketing	40,740	68.2	31,253	69.8
General and administrative	13,886	23.2	9,743	21.8
Amortization of purchased intangibles	352	0.6	352	0.8
Total operating expenses	70,997	118.8	54,026	120.7
Loss from operations	(24,192)	(40.5)	(19,599)	(43.8)
Other income (expense), net	83	0.1	(80)	(0.2)
Loss before (benefit) provision for income taxes	(24,109)	(40.4)	(19,679)	(44.0)
(Benefit) provision for income taxes	(102)	(0.2)	351	0.8
Net loss	$(24,007)	(40.2)	$(20,030)	(44.8)

Comparison of the Three Months Ended March 31, 2016 and 2015

	For the three months ended March 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$20,841	$17,104	$3,737	21.8%
Percentage of net revenue	34.9%	38.2%
Services:
Maintenance and Support	18,861	15,048	3,813	25.3%
Percentage of net revenue	31.6%	33.6%
Professional Services and training	3,435	3,932	(497)	-12.6%
Percentage of net revenue	5.7%	8.8%
Subscriptions	16,636	8,673	7,963	91.8%
Percentage of net revenue	27.8%	19.4%
Total Services	38,932	27,653	11,279	40.8%
Percentage of net revenue	65.1%	61.8%
Total net revenue	$59,773	$44,757	$15,016	33.6%

Americas	$34,802	$26,557	$8,245	31.0%
Percentage of net revenue	58.2%	59.3%
EMEA	14,749	12,202	2,547	20.9%
Percentage of net revenue	24.7%	27.3%
APAC	10,222	5,998	4,224	70.4%
Percentage of net revenue	17.1%	13.4%
Total net revenue	$59,773	$44,757	$15,016	33.6%

Our net revenue increased by $15.0 million, or 33.6%, to $59.8 million during the three months ended March 31, 2016 from $44.8 million during the three months ended March 31, 2015. This revenue growth reflects the increasing demand for our product and service offerings, especially in the subscription service line mostly due to strong cloud-based security services and ThreatRadar sales. We had 118 orders exceeding $100,000 during the three months ended March 31, 2016, from 91 orders during the three months ended March 31, 2015.

The Americas region contributed the largest portion of this growth with a $8.2 million increase, or approximately a 31.0% change over the same period in 2015. The revenue growth in the Americas region in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was principally due to increasing demand for our product and service offerings as well as improved sales execution in the Americas region. In addition, an increase in sales volume of our products, increase in our international sales personnel and improved sales execution contributed to increases in revenue in both APAC and EMEA.

Products and license revenue increased by $3.7 million, to $20.8 million during the three months ended March 31, 2016 from $17.1 million during the three months ended March 31, 2015. The change in product and license revenue was primarily due to an increase of $3.0 million in the APAC region and an increase of $1.7 million in the Americas region offset by a decrease of $1.0 million in the EMEA region during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in APAC and Americas regions was primarily due to increased sales volume of our products, increased headcount and improved sales execution. The decrease in the EMEA region product and license revenue was primarily due to sales execution challenges in the EMEA region.

Services revenue increased by $11.3 million, to $38.9 million during the three months ended March 31, 2016 from $27.6 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, our services revenue was comprised of $18.9 million in maintenance and support, $3.4 million in professional services and training and $16.6 million in subscriptions. The change in services revenue in the three months ended March 31, 2016 from the three months ended March 31, 2015 was primarily due to an increase of $8.0 million in subscriptions revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $3.8 million in maintenance and support revenue from our larger installed base in all regions. The decrease in professional services and training of $0.5 million was primarily due to timing of projects and seasonality.

Gross Profit

	For the three months ended March 31,
	2016	2015
	Amount	Amount	% Change
	(dollars in thousands)
Products and license gross profit	$18,657	$15,106
Gross Margin %	89.5%	88.3%	1.2
Services gross profit	28,148	19,321
Gross Margin %	72.3%	69.9%	2.4
Total gross profit	$46,805	$34,427
	78.3%	76.9%	1.4

Total gross margin increased 1.4 percentage points to 78.3% during the three months ended March 31, 2016 from 76.9% during the three months ended March 31, 2015 primarily due to an increase in services gross margin of 2.4% to 72.3% for the three months ended March 31, 2016 from 69.9% for the three months ended March 31, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues which better leveraged the internal cost structure to support these services during three months ended March 31, 2016 as compared to the 2015 period. Products and license gross margin increased 1.2% to 89.5% during the three months ended March 31, 2016 from 88.3% during the three months ended March 31, 2015. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins.

Operating Expenses

	For the three months ended March 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$16,019	$12,678	$3,341	26.4%
Percentage of net revenue	26.8%	28.3%
Sales and marketing	40,740	31,253	9,487	30.4%
Percentage of net revenue	68.2%	69.8%
General and administrative	13,886	9,743	4,143	42.5%
Percentage of net revenue	23.2%	21.8%
Amortization of acquired intangible assets	352	352	—	0.0%
Percentage of net revenue	0.6%	0.8%
Total operating expenses	$70,997	$54,026	$16,971	31.4%

Results above include stock-based compensation expense of:

	For the three months ended March 31,
	2016	2015	Change
	(dollars in thousands)
Research and development	$4,249	$3,328	$921
Sales and marketing	5,094	4,465	629
General and administrative	4,919	3,839	1,080

Research and development expenses increased by $3.3 million, or 26.4%, to $16.0 million during the three months ended March 31, 2016 from $12.7 million during the three months ended March 31, 2015. The change was primarily attributable to an increase of $2.8 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel being hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $9.5 million, or 30.4%, to $40.7 million during the three months ended March 31, 2016 from $31.2 million during the three months ended March 31, 2015. The change was principally related to an increase of $6.0 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and travel costs totaling $3.1 million relating to the increased headcount and expenses from our annual sales kick-off event.

General and administrative expenses increased by $4.2 million, or 42.5%, to $13.9 million during the three months ended March 31, 2016 from $9.7 million during the three months ended March 31, 2015. The change was primarily due to an increase of $3.1 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred an increase in professional fees of $0.4 million, and additional travel costs totaling $0.2 million related to the increased headcount.

Amortization of purchased intangibles were consistent during the three months ended March 31, 2016 compared to the same period in 2015.

Loss from Operations

For the three months ended March 31,		Change
2016	2015	Amount	%
(dollars in thousands)
$(24,192)	$(19,599)	$(4,593)	-23.4%

Our loss from operations increased by $4.6 million, or 23.4%, to $24.2 million for the three months ended March 31, 2016 from $19.6 million for the three months ended March 31, 2015. Our gross profit increased by $12.4 million during the three months ended March 31, 2016 due to higher net revenues and changes in product mix. This improvement was offset by an increase in total operating expenses of $17.0 million during the three months ended March 31, 2016 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business. The increase in operating expenses was comprised of increased sales and marketing costs of $9.5 million to expand our global sales efforts, an increase in general and administrative costs of $4.2 million related to increased headcount and an increase of $3.3 million of research and development costs to support our ongoing product development efforts.

Other Income (Expense), net

For the three months ended March 31,		Change
2016	2015	Amount	%
(dollars in thousands)
$83	$(80)	$163	203.8%

Other income (expense), net, changed by $163 during the three months ended March 31, 2016  when compared to the three months ended March 31, 2015 primarily due to an increase in interest income from short-term investments.

(Benefit) Provision for Income Taxes

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
(Benefit) Provision for income taxes	$(102)	$351	$(453)	-129.1%
Effective tax rate	0.4%	(1.8)%

The Company recorded income tax benefit of $0.1 million for the three months ended March 31, 2016 and an income tax expense of $0.4 million for the three months ended March 31, 2015. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to deferred tax benefit associated with unrealized gains offset by foreign and state income taxes. The income tax expense for the three months ended March 31, 2015 was primarily attributable to foreign and state income taxes.

Deferred Revenue

	As of March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total deferred revenue	$108,055	$83,683	$24,372	29.1%

Deferred revenue increased by $24.4 million, or 29.1%, to $108.1 million as of March 31, 2016 from $83.7 million as of March 31, 2015. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription agreements.

Number of Customers

	As of March 31,		Change
	2016	2015	Amount	%
Number of customers	4,704	3,935	769	19.5%

Our number of customers increased by 769, or 19.5%, to 4,704 as of March 31, 2016 from 3,935 as of March 31, 2015. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 345 people as of March 31, 2015 to 449 as of March 31, 2016. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of March 31, 2016, we had $258.8 million of cash, cash equivalents and short-term investments, $7.2 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $264.8 million as of December 31, 2015 and to $258.8 million as of March 31, 2016. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of March 31, 2016, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on April 1, 2019. As of March 31, 2016, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the three months ended March 31,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$5,982	$6,804
Net cash used in investing activities	$(6,792)	$(5,677)
Net cash (used in) provided by financing activities	$(8,923)	$127,378

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

Net cash provided by operating activities of $6.0 million for the three months ended March 31, 2016 reflected a net loss of $24.0 million, adjusted for non-cash charges of $17.5 million primarily due to stock-based compensation expense, as well as a net change of $12.5 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $17.3 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures of purchase property and equipment. Cash used in investing activities during the three months ended March 31, 2016 was $6.8 million, primarily resulting from purchases of short-term investments of $26.3 million and capital expenditures of $3.4 million offset by net proceeds from the maturities of short-term investments of $22.9 million.

Cash used in investing activities during the three months ended March 31, 2015 was $5.7 million, primarily resulting from purchases of short-term investments of $22.8 million, offset by net proceeds from the maturity of short-term investments of $18.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.9 million for the three months ended March 31, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd.

Net cash provided by financing activities was $127.4 million for the three months ended March 31, 2015 primarily as a result of net proceeds from our follow-on public offering.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2016:

	Payments Due by Period
Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$5,214	$7,221	$7,524	$4,603	$4,222	$124	$28,908
Severance Pay Fund (2)	—	—	—	—	—	—	5,454
Purchase commitments (3)	6,118	—	—	—	—	—	$6,118
Total	$11,332	$7,221	$7,524	$4,603	$4,222	$124	$40,480

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2016, we made regular lease payments of $1.3 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of March 31, 2016 includes $5.5 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within nine months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability amount organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the Company beginning January 1, 2017, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

There have been no significant changes in our market risk exposures during the three months ended March 31, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. That motion is pending.

On June 27, 2014, a purported shareholder derivative lawsuit was filed in the Court of Chancery for the State of Delaware against us (as a nominal defendant), and naming certain of our officers and directors as individual defendants. The lawsuit relates to the acquisition of Skyfence Networks, Ltd. and the complaint asserts claims for breach of fiduciary duty and unjust enrichment, and seeks to recover unspecified compensatory damages allegedly sustained by us, corporate reforms, the recovery of plaintiffs’ attorney’s fees and other relief. On September 23, 2014, we and the individual defendants moved to dismiss the action. Plaintiffs filed an amended complaint on November 6, 2014. Defendants filed a motion to dismiss the amended complaint on January 14, 2015.  On September 2, 2015, the Court granted the motion to dismiss with prejudice. Plaintiffs filed a notice of appeal with the Supreme Court of Delaware on October 1, 2015. Following briefing and oral argument, the Supreme Court of Delaware issued an order on March 11, 2016, affirming the Court of Chancery’s decision dismissing the case with prejudice.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $25.2 million in 2013, $59.0 million in 2014, $48.9 million in 2015 and $24.0 million in the three months ended March 31, 2016. As a result, we had an accumulated deficit of $230.5 million at March 31, 2016. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

Historically our channel partners have originated more than 45%, and fulfilled approximately 85% or more, of our revenue, and we expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are often complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

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

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies could reduce the price of their competing products, resulting in intensified pricing pressures within the markets in which we compete. Further, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and Intel’s acquisition of McAfee, Inc., increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to sufficiently differentiate our products and services from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

We have experienced rapid growth over the last several years. For example, we grew from 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014, to 923 employees as of December 31, 2015 and then to 1013 employees as of March 31, 2016. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31 2013, 15% of our bookings for the year ended December 31, 2014, 13% for the year ended December 31, 2015 and 12% of our bookings for the three months ended March 31, 2016, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014, 28% of our total revenue for 2015 and 32% of our total revenue for the three months ended March 31, 2016. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2013, 2014 and 2015 and the three months ended March 31, 2016, we incurred approximately 37%, 32%, 27% and 27%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 24 issued patents and 14 patent applications pending as of March 31, 2016 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Some of our employees in Israel are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2014, approximately 51 of our employees in Israel were called for active reserve duty, each serving for an average of approximately two weeks. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

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

The cloud-based security services that we provide through our subsidiary, Incapsula, are operated from a network of third party facilities that host the software and systems that operate these security services. Any damage to, or failure of, our internal systems or systems at third party hosting facilities could result in outages or interruptions in our cloud-based services. Outages or interruptions in our cloud-based security services may cause our customers and potential customers to believe our cloud-based security services are unreliable or suffer from perceived vulnerabilities, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers, ultimately harming our business and revenue. Our Incapsula service has experienced outages in the past and we may continue to experience such outages in the future.

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
•

the establishment of stock ownership and advance notice requirements for stockholders who intend to submit proposals to be acted upon at stockholder meetings, including nominations of persons for election to our board of directors; and

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

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on February 26, 2016 (File No. 001-35338), through February 2016 we had used $25.5 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the quarter ended March 31, 2016.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended March 31, 2016, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2016	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2016

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Amended and Restated Bylaws of Imperva, Inc. as currently in effect (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on May 5, 2016 (File No. 001-35338))

10.01	Seventh Amendment to Lease, effective as of March 9, 2016, between Imperva, Inc. and Westport Office Park, LLC

10.02	2011 Stock Option and Incentive Plan, as amended, and subplan and forms of agreements thereunder

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva Inc. specifically incorporates it by reference.