Form 10-Q
period 2016-06-30
IMPERVA INC
filed 2016-08-05
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2016: 32,611,928 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,732	$168,252
Short-term investments	139,498	96,555
Restricted cash	67	79
Accounts receivable, net of allowance of $1,581 and $ 1,438 as of June 30, 2016 and December 31, 2015, respectively	43,879	61,051
Inventory	841	815
Prepaid expenses and other current assets	7,591	7,965
Total current assets	307,608	334,717
Property and equipment, net	19,069	12,164
Goodwill	34,972	34,972
Acquired intangible assets, net	7,287	7,991
Severance pay fund	4,961	4,530
Restricted cash	1,665	1,665
Deferred tax assets	746	588
Other assets	1,135	1,042
TOTAL ASSETS	$377,443	$397,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,158	$6,870
Accrued compensation and benefits	16,346	20,259
Accrued and other current liabilities	5,896	14,283
Deferred revenue	87,109	79,132
Total current liabilities	115,509	120,544
Other liabilities	5,288	4,515
Deferred revenue	27,708	27,525
Accrued severance pay	5,643	4,884
TOTAL LIABILITIES	154,148	157,468
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 32,584,245 and 31,837,144 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	479,418	448,069
Accumulated deficit	(255,263)	(206,540)
Accumulated other comprehensive loss	(863)	(1,331)
TOTAL STOCKHOLDERS' EQUITY	223,295	240,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$377,443	$397,669

The accompanying notes are an integral part of these consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenue:
Products and license	$14,830	$23,895	$35,671	$40,999
Services	43,043	29,583	81,975	57,236
Total net revenue	57,873	53,478	117,646	98,235

Cost of revenue:
Products and license	1,814	2,796	3,998	4,794
Services	10,703	8,770	21,487	17,102
Total cost of revenue	12,517	11,566	25,485	21,896
Gross profit	45,356	41,912	92,161	76,339
Operating expenses:
Research and development	15,576	13,112	31,595	25,790
Sales and marketing	40,977	34,071	81,717	65,324
General and administrative	12,245	11,637	26,131	21,380
Amortization of acquired intangible assets	352	352	704	704
Total operating expenses	69,150	59,172	140,147	113,198
Loss from operations	(23,794)	(17,260)	(47,986)	(36,859)
Other income (expense), net	(241)	(224)	(158)	(304)
Loss before provision (benefit) for income taxes	(24,035)	(17,484)	(48,144)	(37,163)
Provision (benefit) for income taxes	681	(160)	579	191
Net loss	$(24,716)	$(17,324)	$(48,723)	$(37,354)
Net loss per share of common stock stockholders, basic and diluted	$(0.77)	$(0.57)	$(1.52)	$(1.30)
Shares used in computing net loss per share of common stock, basic and diluted	32,163	30,287	31,984	28,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(24,716)	$(17,324)	$(48,723)	$(37,354)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized gain (loss) on investments	37	(106)	206	(62)
Net change in unrealized gain (loss) on hedging instruments	(654)	707	262	577
	(617)	601	468	515
Comprehensive loss	$(25,333)	$(16,723)	$(48,255)	$(36,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	540,602	—	5,682	—	—	5,682
Issuance of holdback shares in connection with acquisitions	206,499	—	—	—	—	—
Stock-based compensation	—	—	29,635	—	—	29,635
Income tax deficiencies from employee stock option exercises	—	—	(14)	—	—	(14)
Shares withheld for tax withholding on vesting of restricted stock units			(3,954)	—		(3,954)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	206	206
Change in unrealized loss on hedging instruments	—	—	—	—	262	262
Net loss	—	—	—	(48,723)	—	(48,723)
Comprehensive loss						(48,255)
Balance as at June 30, 2016	32,584,245	$3	$479,418	$(255,263)	$(863)	$223,295

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2015
Balance as at January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	642,668	—	9,789	—	—	9,789
Vesting of restricted stock	—	—	54	—	—	54
Stock-based compensation	—	—	27,139	—	—	27,139
Income tax benefit from employee stock option exercises	—	—	43	—	—	43
Shares withheld for tax withholding on vesting of restricted stock units			(4,202)			(4,202)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain on investments	—	—	—	—	(62)	(62)
Change in unrealized loss on hedging instruments	—	—	—	—	577	577
Net loss	—	—	—	(37,354)	—	(37,354)
Comprehensive loss						(36,839)
Balance as at June 30, 2015	30,988,148	$3	$417,064	$(195,012)	$(974)	$221,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,723)	$(37,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,961	2,184
Stock-based compensation	32,759	27,139
Amortization of acquired intangibles	704	704
Loss on disposals	255	-
Amortization of premiums/accretion of discounts on short-term investments	111	260
Allowance for doubtful debts	143	283
Excess tax deficiencies (benefits) from share-based compensation	14	(43)
Other	(228)	(47)
Changes in operating assets and liabilities:
Accounts receivable, net	17,029	7,078
Inventory	(26)	(734)
Prepaid expenses and other assets	281	(995)
Accounts payable	(2,570)	(1,420)
Accrued compensation and benefits	(7,037)	1,772
Accrued and other liabilities	(209)	996
Severance pay (net)	328	(71)
Deferred revenue	8,160	4,939
Deferred tax assets	(158)	(44)
Net cash provided by operating activities	3,794	4,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	34,331	19,169
Purchase of short-term investments	(77,067)	(64,025)
Net purchases of property and equipment	(8,263)	(2,835)
Change in restricted cash	12	(15)
Net cash used in investing activities	(50,987)	(47,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	(7,157)	—
Proceeds from follow-on public offering, net of offering costs	—	127,853
Offering costs relating to follow-on public offering	(112)	-
Proceeds from issuance of common stock, net of repurchases	5,682	9,789
Shares withheld for tax withholding on vesting of restricted stock units	(3,954)	(4,202)
Excess tax (deficiencies) benefits from share-based compensation	(14)	43
Net cash (used in) provided by financing activities	(5,555)	133,483
Effect of exchange rate changes on cash and cash equivalents	228	49
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,520)	90,473
CASH AND CASH EQUIVALENTS - Beginning of period	168,252	68,096
CASH AND CASH EQUIVALENTS - End of period	$115,732	$158,569
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment incurred but not yet paid	$2,375	$87
Vesting of restricted and early exercised stock options	$—	$54

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three and six months ended June 30, 2016, the Company had one customer that represented 12% and 13% of the Company’s total revenue respectively and the same customer represented 14% and 21% of gross accounts receivable as of June 30, 2016 and December 31, 2015 respectively. For the three and six months ended June 30, 2015, the Company had one customer that represented 15% and 10% of the Company’s total revenue, respectively.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 regarding ASC Topic 842 "Leases." The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$47,504	$—	$—	$47,504
Bank deposits	10,271	—	—	10,271
Commercial paper	19,993	—	4	19,989
Money market funds	37,968	—	—	37,968
Total	$115,736	$—	$4	$115,732
Short-term investments:
Commercial paper	$14,948	$—	$9	$14,939
Corporate debt obligations	101,657	63	55	101,665
US government agencies	12,507	21	—	12,528
Bank deposits	10,366	—	—	10,366
Total	$139,478	$84	$64	$139,498

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$57,906	$—	$—	$57,906
Bank deposits	10,253	—	—	10,253
Commercial paper	13,896	—	3	13,893
Money market funds	86,200	—	—	86,200
Total	$168,255	$—	$3	$168,252
Short-term investments:
Corporate debt obligations	$86,590	$2	$300	$86,292
Bank deposits	10,263	—	—	10,263
Total	$96,853	$2	$300	$96,555

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2016 (in thousands):

	As of June 30, 2016
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$79,445	$79,415
Due within two years	60,033	60,083
Total	$139,478	$139,498

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2016 and 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,939	$9	$—	$—	$14,939	$9
Corporate debt obligations	21,771	25	38,773	30	60,544	$55
US government agencies	-	-	-	-	-	-
	$36,710	$34	$38,773	$30	$75,483	$64

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$73,673	$286	$10,609	$14	$84,282	$300
	$73,673	$286	$10,609	$14	$84,282	$300

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the six months ended June 30, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	As of June 30, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,271	$—	$10,271
Commercial paper	—	19,989	—	19,989
Money market funds	37,968	—	—	37,968
Short-term investments:
Commercial paper and debt obligations	—	14,939	—	14,939
Corporate debt obligations		101,665		101,665
US government agencies		12,528		12,528
Bank deposits	—	10,366	—	10,366
Total financial assets	$37,968	$169,758	$—	$207,726
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$192	$—	$192

	As of December 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,253	$—	$10,253
Commercial paper	—	13,893	—	13,893
Money market funds	86,200	—	—	86,200
Short-term investments:
Corporate debt obligations	—	86,292	—	86,292
Bank deposits	—	10,263	—	10,263
Total financial assets	$86,200	$120,701	$-	$206,901
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$595	$—	$595

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $5.0 million and $4.5 million as of June 30, 2016 and December 31, 2015, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$22,235	$192	$47,231	$595

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$-	$780	$1,316	$780
Losses recognized in OCI (a)	$(906)	$—	$(1,005)	$(450)
Gains recognized from accumulated OCI into net loss (b)	$149	$—	$149	$—
Losses recognized from accumulated OCI into net loss (b)	$(47)	$(251)	$(241)	$(571)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $6 and $96 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2016 and $(7) and $(85) were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2016; $27 and $224 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2015 and $59 and $512 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2015. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Acquired Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the six months ended June 30, 2016 and 2015. The weighted average remaining useful life of the Company’s acquired technology intangible assets is 5.4 years as of June 30, 2016.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Acquired Technology	$10,668	$10,668
Less: accumulated amortization	(3,381)	(2,677)
Total acquired technology, net	$7,287	$7,991

Acquired intangible assets are amortized over their estimated useful lives of seven to ten years. As of June 30, 2016, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2016 (remaining 6 months)	$704
2017	1,408
2018	1,408
2019	1,408
2020	1,408
Thereafter	951
Total expected amortization expense	$7,287

6. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million. The credit facility expires on April 1, 2019. As of June 30, 2016 and December 31, 2015, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion, standby letter of credit fees of 1% per annum of the stated amount of each letter of credit and bears interest at LIBOR plus 2.75%. As of June 30, 2016, the Company was compliant with the covenant of the credit facility.

7. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2022. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of June 30, 2016 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2016 (remaining 6 months)	$3,587	$440
2017	7,452	198
2018	7,803	—
2019	4,789	—
2020	4,423	—
Thereafter	121	—
Total	$28,175	$638

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2016 and 2015 was $3.0 million and $2.1 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and six months ending June 30, 2016 and 2015, the Company did not receive any tenant improvement allowances.

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

As of June 30, 2016 and December 31, 2015 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of June 30, 2016. Motor vehicle lease expenses for the six months ended June 30, 2016 and 2015 were $1.4 million and $1.3 million, respectively.

(c) Purchase Commitments

As of June 30, 2016 and December 31, 2015, the Company had purchase commitments of $5.9 million and $5.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of June 30, 2016 and December 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

(f) Key Employee Settlement

In June 2016, the Company offered to settle a compensation-related claim with a key employee that arose when the Company completed the acquisition of the company where the key employee was employed in March 2014. The Company believes the ultimate resolution of the matter, which is expected to occur in the quarter ending September 30, 2016, could result in a loss of $3.1 million, which has been accrued as of June 30, 2016.

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.  In May 2016, the share reserve under the 2011 Stock Plan and Incentive Plan was increased by 1,300,000 shares.

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

(d) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted an Inducement Stock Option Plan and Agreement (the “Inducement Option Plan”) and an Inducement Restricted Stock Unit Plan and Agreement (the “Inducement RSU Plan”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase up to 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which have a ten-year term, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing a total of 290,000 shares of the Company’s common stock. The RSUs, which expire following settlement, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

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

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2016	1,949,089	$39.27	8.09	$47,480
Granted	48,260	$53.59
Exercised	(90,615)	$27.10
Cancelled or forfeited	(94,319)	$46.28
Balances - June 30, 2016	1,812,415	$39.89	7.49	$14,423
Vested and expected to vest - June 30, 2016	1,636,884	$39.07	7.40	$13,893
Exercisable - June 30, 2016	842,700	$34.41	6.60	$9,676

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $43.01 of the Company’s common stock on June 30, 2016.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	1,898,025	$49.53
Granted	875,438	$49.97
Granted, performance RSUs	273,900	$51.55
Released	(450,119)	$41.77
Cancelled or forfeited	(142,362)	$48.82
Unvested - June 30, 2016	2,454,882	$51.41

The aggregate intrinsic value of options exercised under the Plans was $1.1 million for the six months ended June 30, 2016. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of June 30, 2016, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $102.7 million, net of estimated forfeitures. As of June 30, 2016, this cost will be amortized to expense over a weighted-average remaining period of 3.1 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the six months ended June 30, 2016 and 2015. Recognized stock-based compensation tax deficiencies (benefits) during the three and six months ended June 30, 2016 was $10,000 and $14,000, respectively. The recognized stock-based compensation tax (benefits) during the three and six months ended June 30, 2015 was ($43,000).

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Cost of revenue	$1,132	$963	$2,525	$1,877
Research and development	3,802	3,483	8,051	6,811
Sales and marketing	7,683	5,045	12,777	9,510
General and administrative	4,487	5,102	9,406	8,941
Total stock-based compensation expense	$17,104	$14,593	$32,759	$27,139

The Company did not issue stock option grants for the three months ended June 30, 2016. The fair value of stock option grants for the six months ended June 30, 2016 and three and six months ended June 30, 2015 and ESPP grants for the three and six months ended June 30, 2016 and 2015 was estimated using the following weighted average assumptions:

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Stock option grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0%	1.9%	1.5%	1.7%
Expected term (in years)	0.0	5.9	6.1	6.1
Expected volatility	0%	49%	58%	49%
ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.4%	0.1%	0.4%	0.1%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	58%	64%	58%	64%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(h) Common Stock Subject to Repurchase

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. 236,537 shares were fully vested as of June 30, 2016.

(i) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

9. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at April 1	$(105)	$(141)	$(246)	$(1,558)	$(17)	$(1,575)
Other comprehensive income (loss) before reclassifications	(552)	37	(515)	661	(106)	555
Amounts reclassified to net loss	(102)	—	(102)	46	—	46
Change in other comprehensive income (loss)	(654)	37	(617)	707	(106)	601
Balance at June 30	$(759)	$(104)	$(863)	$(851)	$(123)	$(974)

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)
Other comprehensive income (loss) before reclassifications	170	206	376	211	(62)	149
Amounts reclassified to net loss	92	—	92	366	—	366
Change in other comprehensive income (loss)	262	206	468	577	(62)	515
Balance at June 30	$(759)	$(104)	$(863)	$(851)	$(123)	$(974)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(906)	354	$(552)	$780	(119)	$661
Reclassification adjustments [1]	(102)	—	(102)	251	(205)	46
Unrealized gains (losses) on cash flow hedges, net	(1,008)	354	(654)	1,031	(324)	707
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$57	(20)	37	$(140)	34	(106)
Unrealized gains (losses) on investments:	57	(20)	37	(140)	34	(106)
Other comprehensive income (loss)	$(951)	$334	$(617)	$891	$(290)	$601

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$311	(141)	$170	$330	(119)	$211
Reclassification adjustments [1]	92	—	92	571	(205)	366
Unrealized gains (losses) on cash flow hedges, net	403	(141)	262	901	(324)	577
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$317	(111)	206	$(96)	34	(62)
Unrealized gains (losses) on investments:	317	(111)	206	(96)	34	(62)
Other comprehensive income (loss)	$720	$(252)	$468	$805	$(290)	$515

1	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

10. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended June 30, 2016 and 2015, the Company recorded income tax expense of $0.7 million and an income tax benefit of $0.2 million respectively. The income tax expense for the three months ended June 30, 2016 was primarily attributable to foreign and state income taxes. The income tax benefit for the three months ended June 30, 2015 was primarily attributable to an intraperiod tax allocation for gains from cash flow hedges of $0.3 million. The Company recorded income tax expense of $0.6 million and income tax expense of $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The income tax expense for the six months ended June 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.  The income tax expense for the six months ended June 30, 2015 was primarily attributable to foreign and state income taxes.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Americas	$32,272	$35,007	$67,074	$61,564
EMEA	16,568	12,289	31,317	24,491
APAC	9,033	6,182	19,255	12,180
Total net revenue	$57,873	$53,478	$117,646	$98,235

The following table presents long-lived assets by location (in thousands):

	As of June 30,	As of December 31,
	2016	2015
United States	$16,280	$9,913
Israel	10,045	10,224
Other	31	18
Total long-lived assets	$26,356	$20,155

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three and six months ended June 30,
	2016	2015
Stock options to purchase common stock	1,812,415	2,290,757
Restricted stock units for common stock	2,454,882	2,394,494
Restricted shares of common stock subject to repurchase	—	212,621
Restricted stock issued in connection with Skyfence acquisition	257,847	355,499

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2016, we had 313 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $31.6 million for the six months ended June 30, 2016 as compared to $25.8 million for the same period in 2015.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2016, 57% of our total revenue was generated from the Americas, 27% from Europe, Middle East and Africa (“EMEA”) and 16% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. We have a network of over 280 channel partners worldwide, including both resellers and distributors. In 2015, our channel partners originated over 45% of our sales and fulfilled almost 89% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of June 30, 2016, we had over 4,800 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $234.3 million in 2015. We have incurred net losses attributable to our stockholders of $48.7 million in the six months ended June 30, 2016 and $48.9 million in the year ended December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $255.3 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of June 30,		Six months ended or As of June 30,
	2016	2015	2016	2015
	(in thousands, except number of customers and percentages)
Net revenue	$57,873	$53,478	$117,646	$98,235
Gross margin	78.4%	78.4%	78.3%	77.7%
Loss from operations	$(23,794)	$(17,260)	$(47,986)	$(36,859)
Total deferred revenue	$114,817	$86,114	$114,817	$86,114
Cash, cash equivalents and short-term investments	$255,230	$244,692	$255,230	$244,692
Net cash (used in) provided by operations	$(2,188)	$(2,157)	$3,794	$4,647
Number of customers	4,864	4,125	4,864	4,125

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

•

Services Revenue—Services revenue consists of maintenance and support, subscription and professional services and training. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-

and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the ADC, and hardware replacement. Subscription revenue is generated from sales of our cloud-based services. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training revenue consists of fees we earn related to training customers and partners on the use of our products. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base. We also expect subscription revenue will increase as our cloud-based services continue to increase.

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
			2016	2015
Americas	$32,272	$35,007	$67,074	$61,564
EMEA	16,568	12,289	31,317	24,491
APAC	9,033	6,182	19,255	12,180
Total net revenue	$57,873	$53,478	$117,646	$98,235

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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2016 and 2015 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$14,830	25.7	$23,895	44.7	$35,671	30.3	$40,999	41.7
Services:
Maintenance and support	19,802	34.2	16,005	29.9	38,663	32.9	31,053	31.6
Professional services and training	3,656	6.3	3,176	5.9	7,091	6.0	7,108	7.3
Subscriptions	19,585	33.8	10,402	19.5	36,221	30.8	19,075	19.4
Total services	43,043	74.3	29,583	55.3	81,975	69.7	57,236	58.3
Total net revenue	57,873	100.0	53,478	100.0	117,646	100.0	98,235	100.0
Cost of revenue:
Products and license	1,814	3.1	2,796	5.2	3,998	3.4	4,794	4.9
Services	10,703	18.5	8,770	16.4	21,487	18.3	17,102	17.4
Total cost of revenue	12,517	21.6	11,566	21.6	25,485	21.7	21,896	22.3
Gross profit	45,356	78.4	41,912	78.4	92,161	78.3	76,339	77.7
Operating expenses:
Research and development	15,576	26.9	13,112	24.5	31,595	26.9	25,790	26.2
Sales and marketing	40,977	70.8	34,071	63.7	81,717	69.5	65,324	66.5
General and administrative	12,245	21.2	11,637	21.8	26,131	22.2	21,380	21.8
Amortization of purchased intangibles	352	0.6	352	0.7	704	0.6	704	0.7
Total operating expenses	69,150	119.5	59,172	110.7	140,147	119.2	113,198	115.2
Loss from operations	(23,794)	(41.1)	(17,260)	(32.3)	(47,986)	(40.9)	(36,859)	(37.5)
Other income (expense), net	(241)	(0.4)	(224)	(0.4)	(158)	(0.1)	(304)	(0.4)
Loss before provision (benefit) for income taxes	(24,035)	(41.5)	(17,484)	(32.7)	(48,144)	(41.0)	(37,163)	(37.9)
Provision (benefit) for income taxes	681	1.2	(160)	(0.3)	579	0.5	191	0.1
Net loss	$(24,716)	(42.7)	$(17,324)	(32.4)	$(48,723)	(41.5)	$(37,354)	(38.0)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	For the three months ended June 30,				For the six months ended June 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Net revenue:
Products and license	$14,830	$23,895	$(9,065)	-37.9%	$35,671	$40,999	$(5,328)	-13.0%
Percentage of net revenue	25.7%	44.7%			30.3%	41.7%
Services:
Maintenance and Support	19,802	16,005	3,797	23.7%	38,663	31,053	7,610	24.5%
Percentage of net revenue	34.2%	29.9%			32.9%	31.6%
Professional Services and training	3,656	3,176	480	15.1%	7,091	7,108	(17)	-0.2%
Percentage of net revenue	6.3%	5.9%			6.0%	7.3%
Subscriptions	19,585	10,402	9,183	88.3%	36,221	19,075	17,146	89.9%
Percentage of net revenue	33.8%	19.5%			30.8%	19.4%
Total Services	43,043	29,583	13,460	45.5%	81,975	57,236	24,739	43.2%
Percentage of net revenue	74.3%	55.3%			69.7%	58.3%
Total net revenue	$57,873	$53,478	$4,395	8.2%	$117,646	$98,235	$19,411	19.8%

Americas	$32,272	$35,007	$(2,735)	-7.8%	$67,074	$61,564	$5,510	9.0%
Percentage of net revenue	55.8%	65.4%			57.0%	62.7%
EMEA	16,568	12,289	4,279	34.8%	31,317	24,491	6,826	27.9%
Percentage of net revenue	28.6%	23.0%			26.6%	24.9%
APAC	9,033	6,182	2,851	46.1%	19,255	12,180	7,075	58.1%
Percentage of net revenue	15.6%	11.7%			16.4%	12.4%
Total net revenue	$57,873	$53,478	$4,395	8.2%	$117,646	$98,235	$19,411	19.8%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Our net revenue increased by $4.4 million, or 8.2%, to $57.9 million during the three months ended June 30, 2016 from $53.5 million during the three months ended June 30, 2015. This revenue growth reflects the increasing demand for our service offerings, especially in the subscription service line mostly due to strong cloud-based security services and ThreatRadar sales.

Both EMEA and APAC regions contributed to this growth with a $4.3 million and $2.8 million increase, respectively, over the same period in 2015. The revenue growth in both regions in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was principally due to increasing demand for our product and service offerings. The increase is offset by a decrease of $2.7 million in the Americas region during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in the Americas region was primarily due to extended sales cycles predominantly relating to larger deals.

Products and license revenue decreased by $9.1 million, to $14.8 million during the three months ended June 30, 2016 from $23.9 million during the three months ended June 30, 2015. The change in product and license revenue was primarily due to a decrease of $9.4 million in the Americas region and a decrease of $0.8 million in the EMEA region offset by an increase of $1.2 million in the APAC region during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to extended sales cycles relating to larger deals and the strong sales in the three months ended June 30, 2015 that did not occur in the three months ended June 30, 2016 from our perpetual license revenue.

Services revenue increased by $13.5 million, to $43.0 million during the three months ended June 30, 2016 from $29.6 million during the three months ended June 30, 2015. During the three months ended June 30, 2016, our services revenue was comprised of $19.8 million in maintenance and support, $3.6 million in professional services and training and $19.6 million in subscriptions. The change in services revenue in the three months ended June 30, 2016 from the three months ended June 30, 2015 was primarily due to an increase of $9.2 million in subscription revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $3.8 million in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $0.5 million primarily due to timing of projects.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Our net revenue increased by $19.4 million, or 19.8%, to $117.6 million during the six months ended June 30, 2016 from $98.2 million during the six months ended June 30, 2015. This revenue growth reflects the increasing demand primarily for our service offerings, especially in the subscription service line mostly due to strong cloud-based security services and ThreatRadar sales. We had 233 orders exceeding $100,000 during the six months ended June 30, 2016, from 206 orders during the three months ended June 30, 2015.

The APAC and EMEA regions contributed the largest portion of this growth with a $7.1 million and $6.8 million increase, respectively, over the same period in 2015. The revenue growth in the Americas region was $5.5 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in all regions was principally due to increasing demand for our service offerings, an increase in our international sales personnel and improved sales execution in APAC region.

Products and license revenue decreased by $5.3 million, to $35.7 million during the six months ended June 30, 2016 from $41.0 million during the six months ended June 30, 2015. The change in product and license revenue was primarily due to a decrease of $7.7 million in the Americas region and a decrease of $1.8 million in the EMEA region offset by an increase of $4.2 million in the APAC region during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in product and license revenue in the Americas and EMEA regions was primarily due to extended sales cycles predominantly relating to larger deals in the Americas region and to sales execution challenges in the EMEA region. The increase in APAC region was primarily due to increased sales volume of our products, increased headcount and improved sales execution.

Services revenue increased by $24.7 million, to $81.9 million during the six months ended June 30, 2016 from $57.2 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, our services revenue was comprised of $38.7 million in maintenance and support, $36.2 million in subscriptions and $7.1 million in professional services and training. The change in services revenue in the six months ended June 30, 2016 from the six months ended June 30, 2015 was primarily due to an increase of $17.1 million in subscriptions revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $7.6 million in maintenance and support revenue from our larger installed base in all regions.

Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015		2016	2015
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$13,016	$21,099		$31,673	$36,205
Gross Margin %	87.8%	88.3%	(0.5)	88.8%	88.3%	0.5
Services gross profit	32,340	20,813		60,488	40,134
Gross Margin %	75.1%	70.4%	4.7	73.8%	70.1%	3.7
Total gross profit	$45,356	$41,912		$92,161	$76,339
	78.4%	78.4%	0.0	78.3%	77.7%	0.6

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Total gross margin remained consistent at 78.4% during the three months ended June 30, 2016 and 2015. There was an increase in services gross margin of 4.7% to 75.1% for the three months ended June 30, 2016 from 70.4% for the three months ended June 30, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues which better leveraged the internal cost structure to support these services during three months ended June 30, 2016 as compared to the 2015 period. Products and license gross margin decreased 0.5% to 87.8% during the three months ended June 30, 2016 from 88.3% during the three months ended June 30, 2015. The products and license gross margin decrease was primarily attributable to decreased sales of higher throughput appliances, which generally have higher gross margins.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Total gross margin increased 0.6 percentage points to 78.3% during the six months ended June 30, 2016 from 77.7% during the six months ended June 30, 2015 primarily due to an increase in services gross margin of 3.7% to 73.8% for the six months ended June 30, 2016 from 70.1% for the six months ended June 30, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues which better leveraged the internal cost structure to support these services during six months ended June 30, 2016 as compared to the 2015 period. Products and license gross margin increased 0.5% to 88.8% during the six months ended June 30, 2016 from 88.3% during the six months ended June 30, 2015. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins.

Operating Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$15,576	$13,112	$2,464	18.8%	$31,595	$25,790	$5,805	22.5%
Percentage of net revenue	26.9%	24.5%			26.9%	26.2%
Sales and marketing	40,977	34,071	6,906	20.3%	81,717	65,324	16,393	25.1%
Percentage of net revenue	70.8%	63.7%			69.5%	66.5%
General and administrative	12,245	11,637	608	5.2%	26,131	21,380	4,751	22.2%
Percentage of net revenue	21.2%	21.8%			22.2%	21.8%
Amortization of acquired intangible assets	352	352	—	0.0%	704	704	—	0.0%
Percentage of net revenue	0.6%	0.7%			0.6%	0.7%
Total operating expenses	$69,150	$59,172	$9,978	16.9%	$140,147	$113,198	$26,949	23.8%

Results above include stock-based compensation expense of:

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$3,802	$3,483	$319	$8,051	$6,811	$1,240
Sales and marketing	7,683	5,045	2,638	12,777	9,510	3,267
General and administrative	4,487	5,102	(615)	9,406	8,941	465

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Research and development expenses increased by $2.5 million, or 18.8%, to $15.6 million during the three months ended June 30, 2016 from $13.1 million during the three months ended June 30, 2015. The change was primarily attributable to an increase of $2.1 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $6.9 million, or 20.3%, to $41.0 million during the three months ended June 30, 2016 from $34.1 million during the three months ended June 30, 2015. The change was principally related to an increase of $3.0 million in personnel costs, including stock-based compensation and contractor costs, due to costs to settle a compensation-related claim with a key employee, increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and travel costs totaling $3.0 million relating to the increased headcount.

General and administrative expenses increased by $0.6 million, or 5.2%, to $12.2 million during the three months ended June 30, 2016 from $11.6 million during the three months ended June 30, 2015. The change was primarily due to an increase in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth.

Amortization of purchased intangibles were consistent during the three months ended June 30, 2016 compared to the same period in 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Research and development expenses increased by $5.8 million, or 22.5%, to $31.6 million during the six months ended June 30, 2016 from $25.8 million during the six months ended June 30, 2015. The change was primarily attributable to an increase of $4.6 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $16.4 million, or 25.1%, to $81.7 million during the six months ended June 30, 2016 from $65.3 million during the six months ended June 30, 2015. The change was principally related to an increase of $9.5 million in personnel costs, including stock-based compensation and contractor costs, due to costs to settle a compensation-related claim with a key employee, increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases of $7.0 million in direct sales expenses, travel costs and rent expenses due to marketing event expenses to drive product sales, expenses for our annual sales kick-off event and increased headcount.

General and administrative expenses increased by $4.7 million, or 22.2%, to $26.1 million during the six months ended June 30, 2016 from $21.4 million during the six months ended June 30, 2015. The change was primarily due to an increase of $3.7 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred increased travel costs totaling $0.5 million related to the increased headcount.

Amortization of purchased intangibles were consistent during the six months ended June 30, 2016 compared to the same period in 2015.

Loss from Operations

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2016	2015	Amount	%	2016	2015	Amount	%
(dollars in thousands)				(dollars in thousands)
$(23,794)	$(17,260)	$(6,534)	-37.9%	$(47,986)	$(36,859)	$(11,127)	-30.2%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Our loss from operations increased by $6.5 million, or 37.9%, to $23.8 million for the three months ended June 30, 2016 from $17.3 million for the three months ended June 30, 2015. Our gross profit increased by $3.4 million during the three months ended June 30, 2016 due to higher subscription, maintenance and support revenues. This improvement was offset by an increase in total operating expenses of $9.9 million during the three months ended June 30, 2016 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and increased marketing costs. The increase in operating expenses was comprised of increased sales and marketing costs of $6.9 million to expand our global sales efforts, an increase of $2.5 million of research and development costs to support our ongoing product development efforts and an increase in general and administrative costs of $0.6 million related to increased headcount.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Our loss from operations increased by $11.1 million, or 30.2%, to $48.0 million for the six months ended June 30, 2016 from $36.9 million for the six months ended June 30, 2015. Our gross profit increased by $15.8 million during the six months ended June 30, 2016 due to higher subscription, maintenance and support revenues. This improvement was offset by an increase in total operating expenses of $26.9 million during the six months ended June 30, 2016 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and increased marketing costs. The increase in operating expenses was comprised of increased sales and marketing costs of $16.4 million to expand our global sales efforts, an increase in general and administrative costs of $4.7 million related to increased headcount and an increase of $5.8 million of research and development costs to support our ongoing product development efforts.

Other Income (Expense), net

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2016	2015	Amount	%	2016	2015	Amount	%
(dollars in thousands)				(dollars in thousands)
$(241)	$(224)	$(17)	-7.6%	$(158)	$(304)	$146	48.0%

Other income (expense), net, was consistent during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.

Other income (expense), net changed by $0.1 million during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The change was primarily due to an increase in interest income from short-term investments.

Provision (benefit) for Income Taxes

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
					(dollars in thousands)
Provision (benefit) for income taxes	$681	$(160)	$841	-525.6%	$579	$191	$388	203.1%
Effective tax rate	3%	(0.92)%			1.2%	1%

The Company recorded an income tax expense (benefit) of $0.7 million and $(0.2) million for the three months ended June 30, 2016 and 2015, respectively. The income tax expense for the three months ended June 30, 2016 was primarily attributable to foreign and state income taxes. The income tax benefit for the three months ended June 30, 2015 was primarily attributable to an intraperiod tax allocation for gains from cash flow hedges of $0.3 million.

The Company recorded income tax expense of $0.6 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The income tax expense for the six months ended June 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. The income tax expense for the six months ended June 30, 2015 was primarily attributable to foreign income taxes.

Deferred Revenue

	As of June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total deferred revenue	$114,817	$86,114	$28,703	33.3%

Deferred revenue increased by $28.7 million, or 33.3%, to $114.8 million as of June 30, 2016 from $86.1 million as of June 30, 2015. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of June 30,		Change
	2016	2015	Amount	%
Number of customers	4,864	4,125	739	17.9%

Our number of customers increased by 739, or 17.9%, to 4,864 as of June 30, 2016 from 4,125 as of June 30, 2015. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 340 people as of June 30, 2015 to 447 as of June 30, 2016. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of June 30, 2016, we had $255.2 million of cash, cash equivalents and short-term investments, $12.2 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $264.8 million as of December 31, 2015 and to $255.2 million as of June 30, 2016. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of June 30, 2016, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on April 1, 2019. As of June 30, 2016, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the six months ended June 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$3,794	$4,647
Net cash used in investing activities	$(50,987)	$(47,706)
Net cash (used in) provided by financing activities	$(5,555)	$133,483

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

Net cash provided by operating activities of $3.8 million for the six months ended June 30, 2016 reflected a net loss of $48.7 million, adjusted for non-cash charges of $36.7 million primarily due to stock-based compensation expense, as well as a net change of $15.8 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $17.0 million.

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

Cash used in investing activities during the six months ended June 30, 2016 was $51.0 million, primarily resulting from purchases of short-term investments of $77.0 million and capital expenditures of $8.3 million offset by net proceeds from the maturities of short-term investments of $34.3 million.

Cash used in investing activities during the six months ended June 30, 2015 was $47.7 million, primarily resulting from purchases of short-term investments of $64.0 million, offset by net proceeds from the maturities of short-term investments of $19.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.1 million offset by proceeds from issuance of common stock of $1.7 million.

Net cash provided by financing activities was $133.5 million for the six months ended June 30, 2015 primarily as a result of net proceeds from our follow-on public offering.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$3,587	$7,452	$7,803	$4,789	$4,423	$121	$28,175
Severance Pay Fund(2)	—	—	—	—	—	—	5,643
Purchase commitments(3)	5,906	—	—	—	—	—	$5,906
Total	$9,493	$7,452	$7,803	$4,789	$4,423	$121	$39,724

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended June 30, 2016, we made regular lease payments of $3.0 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of June 30, 2016 includes $5.6 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within nine months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability amount organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09—Revenue (Topic 606): Revenue from Contracts with Customers. ASU No. 2014-09 will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements and have not selected a transition method.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended June 30, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $25.2 million in 2013, $59.0 million in 2014, $48.9 million in 2015 and $48.7 million in the six months ended June 30, 2016. As a result, we had an accumulated deficit of $255.3 million at June 30, 2016. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

The cyber-security market is characterized by rapid technological advances, changes in customer requirements, including changes driven by legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software and new functionality to respond to new threats, requirements and risks and we may be unable to meet these expectations. As a result, we must continually improve our products and introduce new solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on network, database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors.

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

We have experienced rapid growth over the last several years. For example, we grew from 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014, to 923 employees as of December 31, 2015 and then to 1027 employees as of June 30, 2016. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Israel, Asia and Europe. We also source our components for our products and deliver our services from various geographical regions. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

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

•

the potential that our operations in the U.S. may limit the acceptability of our products to some foreign customers, and that our international sourcing and operations may limit the acceptability of our products to some U.S. customers;

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2013, 15% of our bookings for the year ended December 31, 2014, 13% for the year ended December 31, 2015 and 11% of our bookings for the six months ended June 30, 2016, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014, 28% of our total revenue for 2015 and 33% of our total revenue for the six months ended June 30, 2016. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2013, 2014 and 2015 and the six months ended June 30, 2016, we incurred approximately 37%, 32%, 27% and 28%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 24 issued patents and 15 patent applications pending as of June 30, 2016 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We operate infrastructure that supports our ThreatRadar and Security Operations Center (“SOC”) services and use third party hosting facilities for our Skyfence cloud services and certain ThreatRadar services. Despite precautions taken within our own internal network and at these third party facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems could result in lengthy interruptions in our services.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended significant resources, and anticipate that we will continue to add personnel and provide significant management oversight, which involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

Our business could be negatively affected by the announcement that we have retained advisors to assist us in a comprehensive review of strategic alternatives.

On August 4, 2016, we announced that we retained advisors to assist us in a comprehensive review of strategic alternatives. There can be no assurances that the review process will result in a transaction or any other specific action, which if implemented will be successful. The process may create uncertainty about our prospects as a stand-alone entity and lead to the perception of a change in the direction of our business or other instability, irrespective of the actual circumstances, which may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues or perceptions, then our business, operating results and financial condition would be adversely affected. The review process may also be costly, time-consuming, disrupt our operations, divert the attention of management and our employees or result in changes in our management team or our Board of Directors, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of these activities or related rumors and speculation.

Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock.

An activist investor, Elliott Associates, L.P., and its affiliates, recently took an ownership position in our common stock and filed Schedules 13D in June 2016 stating they economically own approximately 7% of our common stock (with additional economic exposure through derivatives of approximately 4% of our common stock) and expressing an intent to engage in substantive discussions with our management, our Board of Directors and others relating to strategic and operational opportunities for us that it believes would meaningfully increase value to our stockholders. Responding to actions by an activist stockholder, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests, can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on February 26, 2016 (File No. 001-35338), through February 2016 we had used $25.5 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the six months ended June 30, 2016.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended June 30, 2016, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2016

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