Form 10-Q
period 2016-09-30
IMPERVA INC
filed 2016-11-04
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2016: 32,839,633 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2016

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,017	$168,252
Short-term investments	149,014	96,555
Restricted cash	69	79
Accounts receivable, net of allowance of $1,432 and $ 1,438 as of September 30, 2016 and December 31, 2015, respectively	45,702	61,051
Inventory	775	815
Prepaid expenses and other current assets	7,374	7,965
Total current assets	312,951	334,717
Property and equipment, net	20,521	12,164
Goodwill	34,972	34,972
Acquired intangible assets, net	6,935	7,991
Severance pay fund	5,137	4,530
Restricted cash	1,665	1,665
Deferred tax assets	771	588
Other assets	1,244	1,042
TOTAL ASSETS	$384,196	$397,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,559	$6,870
Accrued compensation and benefits	21,023	20,259
Accrued and other current liabilities	6,438	14,283
Deferred revenue	90,449	79,132
Total current liabilities	122,469	120,544
Other liabilities	5,349	4,515
Deferred revenue	26,101	27,525
Accrued severance pay	5,806	4,884
TOTAL LIABILITIES	159,725	157,468
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 32,833,666 and 31,837,144 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	492,238	448,069
Accumulated deficit	(267,001)	(206,540)
Accumulated other comprehensive loss	(769)	(1,331)
TOTAL STOCKHOLDERS' EQUITY	224,471	240,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,196	$397,669

The accompanying notes are an integral part of these consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenue:
Products and license	$22,486	$30,451	$58,157	$71,450
Services	45,921	32,898	127,896	90,134
Total net revenue	68,407	63,349	186,053	161,584

Cost of revenue:
Products and license	2,394	2,741	6,392	7,535
Services	11,354	9,148	32,841	26,250
Total cost of revenue	13,748	11,889	39,233	33,785
Gross profit	54,659	51,460	146,820	127,799
Operating expenses:
Research and development	15,289	13,183	46,884	38,973
Sales and marketing	38,128	31,806	119,845	97,130
General and administrative	12,669	11,401	38,800	32,781
Amortization of acquired intangible assets	352	352	1,056	1,056
Total operating expenses	66,438	56,742	206,585	169,940
Loss from operations	(11,779)	(5,282)	(59,765)	(42,141)
Other income (expense), net	107	91	(51)	(213)
Loss before provision for income taxes	(11,672)	(5,191)	(59,816)	(42,354)
Provision for income taxes	66	556	645	747
Net loss	$(11,738)	$(5,747)	$(60,461)	$(43,101)
Net loss per share of common stock stockholders, basic and diluted	$(0.36)	$(0.19)	$(1.88)	$(1.47)
Shares used in computing net loss per share of common stock, basic and diluted	32,445	30,797	32,130	29,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(11,738)	$(5,747)	$(60,461)	$(43,101)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized gain (loss) on investments	(130)	8	76	(54)
Net change in unrealized gain (loss) on hedging instruments	224	(152)	486	425
	94	(144)	562	371
Comprehensive loss	$(11,644)	$(5,891)	$(59,899)	$(42,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	790,023	—	8,106	—	—	8,106
Issuance of holdback shares in connection with acquisitions	206,499	—	—	—	—	—
Stock-based compensation	—	—	42,612	—	—	42,612
Income tax deficiencies from employee stock option exercises	—	—	(29)	—	—	(29)
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(6,520)	—	—	(6,520)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	76	76
Change in unrealized loss on hedging instruments	—	—	—	—	486	486
Net loss	—	—	—	(60,461)	—	(60,461)
Comprehensive loss						(59,899)
Balance as at September 30, 2016	32,833,666	$3	$492,238	$(267,001)	$(769)	$224,471

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2015
Balance as at January 1, 2015	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,853	—	—	127,854
Issuance of common stock under employee equity plans, net of repurchases	1,074,862	—	12,652	—	—	12,652
Vesting of restricted stock	—	—	767	—	—	767
Stock-based compensation	—	—	38,801	—	—	38,801
Income tax benefit from employee stock option exercises	—	—	60	—	—	60
Shares withheld for tax withholding on vesting of restricted stock units			(7,221)			(7,221)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain on investments	—	—	—	—	(54)	(54)
Change in unrealized loss on hedging instruments	—	—	—	—	425	425
Net loss	—	—	—	(43,101)	—	(43,101)
Comprehensive loss						(42,730)
Balance as at September 30, 2015	31,420,342	$3	$429,300	$(200,759)	$(1,118)	$227,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,461)	$(43,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,107	3,337
Stock-based compensation	45,736	38,801
Amortization of acquired intangibles	1,056	1,056
Loss on disposals	267	-
Amortization of premiums/accretion of discounts on short-term investments	144	398
Excess tax deficiencies (benefits) from share-based compensation	29	(60)
Other	(265)	-
Changes in operating assets and liabilities:
Accounts receivable, net	15,349	5,960
Inventory	40	(683)
Prepaid expenses and other assets	549	(1,760)
Accounts payable	(2,089)	(964)
Accrued compensation and benefits	(2,360)	571
Accrued and other liabilities	515	1,187
Severance pay (net)	315	356
Deferred revenue	9,893	10,116
Deferred tax assets	(183)	(26)
Net cash provided by operating activities	13,642	15,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	54,916	20,721
Purchase of short-term investments	(107,403)	(75,399)
Net purchases of property and equipment	(13,953)	(4,038)
Change in restricted cash	10	(12)
Net cash used in investing activities	(66,430)	(58,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	(7,157)	-
Proceeds from follow-on public offering, net of offering costs	-	127,853
Offering costs relating to follow-on public offering	(112)	-
Proceeds from issuance of common stock, net of repurchases	8,106	12,668
Shares withheld for tax withholding on vesting of restricted stock units	(6,520)	(7,221)
Excess tax (deficiencies) benefits from share-based compensation	(29)	60
Net cash (used in) provided by financing activities	(5,712)	133,360
Effect of exchange rate changes on cash and cash equivalents	265	33
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,235)	89,853
CASH AND CASH EQUIVALENTS - Beginning of period	168,252	68,096
CASH AND CASH EQUIVALENTS - End of period	$110,017	$157,949
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment incurred but not yet paid	$295	$132
Vesting of restricted and early exercised stock options	$-	$767

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three and nine months ended September 30, 2016, the Company had one customer that represented 13% and 13% of the Company’s total revenue respectively and the same customer represented 15% and 21% of accounts receivable as of September 30, 2016 and December 31, 2015 respectively. For the three and nine months ended September 30, 2015, the Company had one customer that represented 19% and 18% of the Company’s total revenue, respectively.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In June 2016, the FASB Issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-

based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$61,609	$—	$—	$61,609
Commercial paper	10,246	—	2	10,244
Money market funds	38,164	—	—	38,164
Total	$110,019	$—	$2	$110,017
Short-term investments:
Commercial paper	$19,200	$—	$16	$19,184
Corporate debt obligations	100,628	8	176	100,460
US government agencies	19,002	8	7	19,003
Bank deposits	10,367	—	—	10,367
Total	$149,197	$16	$199	$149,014

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$57,906	$—	$—	$57,906
Bank deposits	10,253	—	—	10,253
Commercial paper	13,896	—	3	13,893
Money market funds	86,200	—	—	86,200
Total	$168,255	$—	$3	$168,252
Short-term investments:
Corporate debt obligations	$86,590	$2	$300	$86,292
Bank deposits	10,263	—	—	10,263
Total	$96,853	$2	$300	$96,555

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2016 (in thousands):

	As of September 30, 2016
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$83,416	$83,357
Due within two years	65,781	65,657
Total	$149,197	$149,014

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2016 and 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19,184	$16	$—	$—	$19,184	$16
Corporate debt obligations	51,523	137	38,676	39	90,199	$176
US government agencies	9,998	7	-	-	9,998	7
	$80,705	$160	$38,676	$39	$119,381	$199

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$73,673	$286	$10,609	$14	$84,282	$300
	$73,673	$286	$10,609	$14	$84,282	$300

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	As of September 30, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$10,244	$—	$10,244
Money market funds	38,164	—	—	38,164
Short-term investments:
Commercial paper and debt obligations	—	19,184	—	19,184
Corporate debt obligations	—	100,460	—	100,460
US government agencies	—	19,003	—	19,003
Bank deposits	—	10,367	—	10,367
Prepaid expenses and other current assets - Forward foreign exchange contracts	—	160	—	160
Total financial assets	$38,164	$159,418	$—	$197,582

	As of December 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,253	$—	$10,253
Commercial paper	—	13,893	—	13,893
Money market funds	86,200	—	—	86,200
Short-term investments:
Corporate debt obligations	—	86,292	—	86,292
Bank deposits	—	10,263	—	10,263
Total financial assets	$86,200	$120,701	$-	$206,901
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$595	$—	$595

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $5.1 million and $4.5 million as of September 30, 2016 and December 31, 2015, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$9,037	$160	$47,231	$(595)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$458	$—	$1,774	$780
Losses recognized in OCI (a)	$—	$(312)	$(1,005)	$(762)
Gains recognized from accumulated OCI into net loss (b)	$108	$—	$257	$—
Losses recognized from accumulated OCI into net loss (b)	$(2)	$(113)	$(243)	$(684)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net loss, of which $18 and $88 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2016 and $11 and $3 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2016; $(14) and $(99) were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2015 and $(73) and $(611) were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2015. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Acquired Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the nine months ended September 30, 2016 and 2015. The weighted average remaining useful life of the Company’s acquired technology intangible assets is 5.2 years as of September 30, 2016.

Acquired technology intangible assets subject to amortization are presented as follows (in thousands):

	As of September 30, 2016	As of December 31, 2015
Acquired Technology	$10,668	$10,668
Less: accumulated amortization	(3,733)	(2,677)
Total acquired technology, net	$6,935	$7,991

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. As of September 30, 2016, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2016 (remaining 3 months)	$352
2017	1,408
2018	1,408
2019	1,408
2020	1,408
Thereafter	951
Total expected amortization expense	$6,935

6. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million. The credit facility expires on April 1, 2019. As of September 30, 2016 and December 31, 2015, there was no balance outstanding on the credit facility.

The credit facility is secured by the assets of the Company, and contains a restrictive covenant that requires the Company to maintain a minimum cash and cash equivalents balance of $3.0 million. The terms of this agreement requires payment of an unused line fee of 0.25% per quarter of the unused portion, standby letter of credit fees of 1% per annum of the stated amount of each letter of credit and bears interest at LIBOR plus 2.75%. As of September 30, 2016, the Company was compliant with the covenant of the credit facility.

7. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2021. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of September 30, 2016 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2016 (remaining 3 months)	$1,912	$215
2017	7,648	393
2018	8,076	176
2019	4,598	—
2020	4,220	—
Thereafter	106	—
Total	$26,560	$784

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2016 and 2015 was $4.6 million and $3.3 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and nine months ending September 30, 2016, the Company received tenant improvement allowances of $0.1 million. For the three and nine months ending September 30, 2015, the Company did not receive any tenant improvement allowances.

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

As of September 30, 2016 and December 31, 2015 the Company has $1.7 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of September 30, 2016. Motor vehicle lease expenses for the nine months ended September 30, 2016 and 2015 were $2.1 million and $2.0 million, respectively.

(c) Purchase Commitments

As of September 30, 2016 and December 31, 2015, the Company had purchase commitments of $4.5 million and $5.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint.

In addition, the Company receives, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, the Company’s channel partners and the Company’s customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of September 30, 2016 and December 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

(f) Key Employee Settlement

In June 2016, the Company offered to settle a compensation-related claim with a key employee that arose when the Company completed the acquisition of the company where the key employee was employed in March 2014. The Company ultimately resolved the matter in August 2016 for $3.4 million.

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.  In May 2016, the Company’s stockholders approved of an increase to the share reserve under the 2011 Stock Plan and Incentive Plan by 1,300,000 shares.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (RSUs), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs, which generally vest over either a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter or they completely vest at the end of a three-year period. Additionally, the Company grants performance-based RSUs to its executives on an annual basis.

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

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2016	1,949,089	$39.27	8.09	$47,480
Granted	48,260	$53.59
Exercised	(164,233)	$29.72
Cancelled or forfeited	(151,215)	$46.46
Balances - September 30, 2016	1,681,901	$39.36	7.34	$25,899
Vested and expected to vest - September 30, 2016	1,539,544	$39.24	7.26	$24,647
Exercisable - September 30, 2016	888,151	$35.74	6.66	$16,756

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $53.71 of the Company’s common stock on September 30, 2016.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	1,898,025	$49.53
Granted	929,168	$49.62
Granted, performance RSUs	273,900	$51.55
Released	(681,176)	$41.82
Cancelled or forfeited	(244,068)	$48.66
Unvested - September 30, 2016	2,175,849	$52.37

The aggregate intrinsic value of options exercised under the Plans was $2.1 million for the nine months ended September 30, 2016. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of September 30, 2016, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $87.0 million, net of estimated forfeitures. As of September 30, 2016, this cost will be amortized to expense over a weighted-average remaining period of 2.5 years, and will be adjusted for subsequent changes in estimated forfeitures. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the nine months ended September 30, 2016 and 2015. Recognized stock-based compensation tax deficiencies (benefits) during the three and nine months ended September 30, 2016 was $15,000 and $29,000, respectively. The recognized stock-based compensation tax (benefits) during the three and nine months ended September 30, 2015 was ($17,000) and ($60,000) respectively.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Cost of revenue	$1,079	$836	$3,604	$2,713
Research and development	3,380	3,311	11,431	10,122
Sales and marketing	4,405	3,314	17,182	12,824
General and administrative	4,113	4,201	13,519	13,142
Total stock-based compensation expense	$12,977	$11,662	$45,736	$38,801

The Company did not issue stock option grants for the three months ended September 30, 2016. The fair value of stock option grants for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 and ESPP grants for the nine months ended September 30, 2016 and 2015 was estimated using the following weighted average assumptions:

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Stock option grants:
Dividend rate	-	0%	0%	0%
Risk-free interest rate	-	1.7%	1.4%	1.7%
Expected term (in years)	-	6.1	6.0	6.1
Expected volatility	-	48%	58%	49%
ESPP grants:
Dividend rate	-	-	0%	0%
Risk-free interest rate	-	-	0.4%	0.1%
Expected term (in years)	-	-	0.5	0.5
Expected volatility	-	-	58%	64%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

(h) Common Stock Subject to Repurchase

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. 236,537 shares were fully vested as of September 30, 2016.

(i) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

9. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows (in thousands):

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$(759)	$(104)	$(863)	$(851)	$(123)	$(974)
Other comprehensive income (loss) before reclassifications	330	(130)	200	(200)	8	(192)
Amounts reclassified to net loss	(106)	—	(106)	48	—	48
Change in other comprehensive income (loss)	224	(130)	94	(152)	8	(144)
Balance at September 30	$(535)	$(234)	$(769)	$(1,003)	$(115)	$(1,118)

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)
Other comprehensive income (loss) before reclassifications	500	76	576	11	(54)	(43)
Amounts reclassified to net loss	(14)	—	(14)	414	—	414
Change in other comprehensive income (loss)	486	76	562	425	(54)	371
Balance at September 30	$(535)	$(234)	$(769)	$(1,003)	$(115)	$(1,118)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$458	(128)	$330	$(312)	(112)	$(200)
Reclassification adjustments [1]	(106)	—	(106)	113	65	48
Unrealized gains (losses) on cash flow hedges, net	352	(128)	224	(199)	(47)	(152)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(201)	71	(130)	$7	(1)	8
Unrealized gains (losses) on investments:	(201)	71	(130)	7	(1)	8
Other comprehensive income (loss)	$151	$(57)	$94	$(192)	$(48)	$(144)

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$769	(269)	$500	$18	(7)	$11
Reclassification adjustments [1]	(14)	—	(14)	684	(270)	414
Unrealized gains (losses) on cash flow hedges, net	755	(269)	486	702	(277)	425
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$116	(40)	76	$(89)	35	(54)
Unrealized gains (losses) on investments:	116	(40)	76	(89)	35	(54)
Other comprehensive income (loss)	$871	$(309)	$562	$613	$(242)	$371

1	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

10. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended September 30, 2016 and 2015, the Company recorded income tax expense of $0.1 million and $0.6 million respectively. The Company recorded income tax expense of $0.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax expense for the three and nine months ended September 30, 2016, was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. The income tax expense for the three and nine months ended September 30, 2015, was primarily attributable to foreign and state income taxes.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Americas	$39,995	$42,515	$107,069	$104,079
EMEA	18,542	14,113	49,859	38,604
APAC	9,870	6,721	29,125	18,901
Total net revenue	$68,407	$63,349	$186,053	$161,584

The following table presents long-lived assets by location (in thousands):

	As of September 30,	As of December 31,
	2016	2015
United States	$17,740	$9,913
Israel	9,692	10,224
Other	24	18
Total long-lived assets	$27,456	$20,155

‘

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

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	For the three and nine months ended September 30,
	2016	2015
Stock options to purchase common stock	1,681,901	2,216,426
Restricted stock units for common stock	2,175,849	2,128,749
Restricted stock issued in connection with Skyfence acquisition	270,565	355,499

13. Subsequent Event

On October 31, 2016, the board of directors of the Company approved a restructuring plan to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally. The Company anticipates incurring pre-tax restructuring charges of $10 million to $12 million in the fourth quarter of 2016. Substantially all of restructuring charges are termination-related costs, of which $7.0 million to $7.5 million would be for non-cash expenditures primarily consisting of stock-based compensation expense and $3.0 million to $4.5 million would be for cash severance costs. These actions are expected to be completed by the end of the fourth quarter of 2016.

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2016, we had 309 employees dedicated to research and development, including our advanced security research group, the Application Defense Center (“ADC”). Our research and development expense was $46.9 million for the nine months ended September 30, 2016 as compared to $39.0 million for the same period in 2015.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2016, 57.5% of our total revenue was generated from the Americas, 26.8% from Europe, Middle East and Africa (“EMEA”) and 15.7% from Asia Pacific (“APAC”).

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

As of September 30, 2016, we had over 5,000 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $234.3 million in 2015. We have incurred net losses attributable to our stockholders of $60.5 million in the nine months ended September 30, 2016 and $48.9 million in the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $267.0 million.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of September 30,		Nine months ended or As of September 30,
	2016	2015	2016	2015
	(in thousands, except number of customers and percentages)
Net revenue	$68,407	$63,349	$186,053	$161,584
Gross margin	79.9%	81.2%	78.9%	79.1%
Loss from operations	$(11,779)	$(5,282)	$(59,765)	$(42,141)
Total deferred revenue	$116,550	$91,291	$116,550	$91,291
Cash, cash equivalents and short-term investments	$259,031	$253,764	$259,031	$253,764
Net cash provided by operations	$9,848	$10,541	$13,642	$15,188
Number of customers	5,073	4,313	5,073	4,313

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

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
			2016	2015
Americas	$39,995	$42,515	$107,069	$104,079
EMEA	18,542	14,113	49,859	38,604
APAC	9,870	6,721	29,125	18,901
Total net revenue	$68,407	$63,349	$186,053	$161,584

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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and nine months ended September 30, 2016 and 2015 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$22,486	32.9	$30,451	48.1	$58,157	31.2	$71,450	44.2
Services:
Maintenance and support	20,326	29.7	17,110	27.0	58,989	31.7	48,163	29.8
Professional services and training	3,228	4.7	3,500	5.5	10,319	5.5	10,608	6.6
Subscriptions	22,367	32.7	12,288	19.4	58,588	31.6	31,363	19.4
Total services	45,921	67.1	32,898	51.9	127,896	68.8	90,134	55.8
Total net revenue	68,407	100.0	63,349	100.0	186,053	100.0	161,584	100.0
Cost of revenue:
Products and license	2,394	3.5	2,741	4.4	6,392	3.4	7,535	4.7
Services	11,354	16.6	9,148	14.4	32,841	17.7	26,250	16.2
Total cost of revenue	13,748	20.1	11,889	18.8	39,233	21.1	33,785	20.9
Gross profit	54,659	79.9	51,460	81.2	146,820	78.9	127,799	79.1
Operating expenses:
Research and development	15,289	22.4	13,183	20.8	46,884	25.2	38,973	24.1
Sales and marketing	38,128	55.7	31,806	50.2	119,845	64.4	97,130	60.1
General and administrative	12,669	18.5	11,401	18.0	38,800	20.9	32,781	20.3
Amortization of purchased intangibles	352	0.5	352	0.6	1,056	0.6	1,056	0.7
Total operating expenses	66,438	97.1	56,742	89.6	206,585	111.1	169,940	105.2
Loss from operations	(11,779)	(17.2)	(5,282)	(8.4)	(59,765)	(32.2)	(42,141)	(26.1)
Other income (expense), net	107	0.2	91	0.1	(51)	-	(213)	(0.2)
Loss before provision for income taxes	(11,672)	(17.0)	(5,191)	(8.3)	(59,816)	(32.2)	(42,354)	(26.3)
Provision for income taxes	66	0.1	556	0.9	645	0.3	747	0.4
Net loss	$(11,738)	(17.1)	$(5,747)	(9.2)	$(60,461)	(32.5)	$(43,101)	(26.7)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	For the three months ended September 30,				For the nine months ended September 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Net revenue:
Products and license	$22,486	$30,451	$(7,965)	-26.2%	$58,157	$71,450	$(13,293)	-18.6%
Percentage of net revenue	32.9%	48.1%			31.2%	44.2%
Services:
Maintenance and Support	20,326	17,110	3,216	18.8%	58,989	48,163	10,826	22.5%
Percentage of net revenue	29.7%	27.0%			31.7%	29.8%
Professional Services and Training	3,228	3,500	(272)	-7.8%	10,319	10,608	(289)	-2.7%
Percentage of net revenue	4.7%	5.5%			5.5%	6.6%
Subscriptions	22,367	12,288	10,079	82.0%	58,588	31,363	27,225	86.8%
Percentage of net revenue	32.7%	19.4%			31.6%	19.4%
Total Services	45,921	32,898	13,023	39.6%	127,896	90,134	37,762	41.9%
Percentage of net revenue	67.1%	51.9%			68.8%	55.8%
Total net revenue	$68,407	$63,349	$5,058	8.0%	$186,053	$161,584	$24,469	15.1%

Americas	$39,995	$42,515	$(2,520)	-5.9%	$107,069	$104,079	$2,990	2.9%
Percentage of net revenue	58.5%	67.1%			57.5%	64.4%
EMEA	18,542	14,113	4,429	31.4%	49,859	38,604	11,255	29.2%
Percentage of net revenue	27.1%	22.3%			26.8%	23.9%
APAC	9,870	6,721	3,149	46.9%	29,125	18,901	10,224	54.1%
Percentage of net revenue	14.4%	10.6%			15.7%	11.7%
Total net revenue	$68,407	$63,349	$5,058	8.0%	$186,053	$161,584	$24,469	15.1%

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Our net revenue increased by $5.1 million, or 8%, to $68.4 million during the three months ended September 30, 2016 from $63.3 million during the three months ended September 30, 2015. This revenue growth reflects the increasing demand for our service offerings, especially in the subscription service line mostly due to strong cloud-based security services and ThreatRadar sales.

Both EMEA and APAC regions contributed to this growth with a $4.4 million and $3.1 million increase, respectively, over the same period in 2015. The revenue growth in both regions in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was principally due to increasing demand for our product and service offerings. The increase is offset by a decrease of $2.5 million in the Americas region during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in the Americas region was primarily due to extended sales cycles predominantly relating to larger deals.

Products and license revenue decreased by $8.0 million, to $22.5 million during the three months ended September 30, 2016 from $30.5 million during the three months ended September 30, 2015. The change in products and license revenue was primarily due to a decrease of $8.5 million in the Americas region and a decrease of $1.1 million in the EMEA region offset by an increase of $1.6 million in the APAC region during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to extended sales cycles relating to larger deals and the strong sales of perpetual licenses in the three months ended September 30, 2015 that did not occur in the three months ended September 30, 2016.

Services revenue increased by $13.0 million, to $45.9 million during the three months ended September 30, 2016 from $32.9 million during the three months ended September 30, 2015. During the three months ended September 30, 2016, our services revenue was comprised of $20.3 million in maintenance and support, $3.2 million in professional services and training and $22.4 million in subscriptions. The change in services revenue in the three months ended September 30, 2016 from the three months ended September 30, 2015 was primarily due to an increase of $10.1 million in subscription revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $3.2 million in maintenance and support revenue from our larger installed base in all regions. This was offset by a decrease in our professional services and training revenue by $0.3 million, primarily due to timing of projects.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Our net revenue increased by $24.5 million, or 15.1%, to $186.1 million during the nine months ended September 30, 2016 from $161.6 million during the nine months ended September 30, 2015. This revenue growth reflects the increasing demand primarily for our service offerings, especially in the subscription service line, mostly due to strong cloud-based security services and ThreatRadar sales. We had 370 orders exceeding $100,000 during the nine months ended September 30, 2016, compared to 336 orders during the nine months ended September 30, 2015.

The EMEA and APAC regions contributed the largest portion of this growth with a $11.3 million and $10.2 million increase, respectively, over the same period in 2015. The revenue growth in the Americas region was $3.0 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in all regions was principally due to increasing demand for our service offerings, an increase in our international sales personnel and improved sales execution in the APAC region.

Products and license revenue decreased by $13.3 million, to $58.2 million during the nine months ended September 30, 2016 from $71.4 million during the nine months ended September 30, 2015. The change in products and license revenue was primarily due to a decrease of $16.1 million in the Americas region and a decrease of $3.0 million in the EMEA region offset by an increase of $5.8 million in the APAC region during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in product and license revenue in the Americas and EMEA regions was primarily due to extended sales cycles predominantly relating to larger deals in the Americas region and to sales execution challenges in the EMEA region. The increase in APAC region was primarily due to increased sales volume of our products, increased headcount and improved sales execution.

Services revenue increased by $37.8 million, to $127.9 million during the nine months ended September 30, 2016 from $90.1 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, our services revenue was comprised of $59.0 million in maintenance and support, $58.6 million in subscriptions and $10.3 million in professional services and training. The change in services revenue in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 was primarily due to an increase of $27.2 million in subscriptions revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $10.8 million in maintenance and support revenue from our larger installed base in all regions. This was offset by a decrease in our professional services and training revenue by $0.3 million primarily due to timing of projects.

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016	2015
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$20,092	$27,710		$51,765	$63,915
Gross Margin %	89.4%	91.0%	(1.6)	89.0%	89.5%	(0.5)
Services gross profit	34,567	23,750		95,055	63,884
Gross Margin %	75.3%	72.2%	3.1	74.3%	70.9%	3.4
Total gross profit	$54,659	$51,460		$146,820	$127,799
	79.9%	81.2%	(1.3)	78.9%	79.1%	(0.2)

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Total gross margin decreased 1.3 percentage points to 79.9% during the three months ended September 30, 2016 from 81.2% during the three months ended September 30, 2015. The decrease is due to a decrease in products and license gross margin of 1.6% to 89.4% for the three months ended September 30, 2016 from 91.0% for the three months ended September 30, 2015. The products and license gross margin decrease was primarily attributable to decreased sales of higher throughput appliances, which generally have higher gross margins. The services gross margin increased by 3.1% to 75.3% for the three months ended September 30, 2016 from 72.2% for the three months ended September 30, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues and cost efficiencies driven by the higher volume of services, during the three months ended September 30, 2016 as compared to the 2015 period.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Total gross margin decreased by 0.2 percentage points to 78.9% during the nine months ended September 30, 2016 from 79.1% during the nine months ended September 30, 2015. Products and license gross margin decreased 0.5% to 89.0% during the nine months ended September 30, 2016 from 89.5% during the nine months ended September 30, 2015. The products and license gross margin decrease was primarily attributable to decreased sales of higher throughput appliances, which generally have higher gross margins. Services gross margin increased by 3.4% to 74.3% for the nine months ended September 30, 2016 from 70.9% for the nine months ended September 30, 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues and cost efficiencies driven by the higher volume of services, during the nine months ended September 30, 2016 as compared to the 2015 period.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$15,289	$13,183	$2,106	16.0%	$46,884	$38,973	$7,911	20.3%
Percentage of net revenue	22.4%	20.8%			25.2%	24.0%
Sales and marketing	38,128	31,806	6,322	19.9%	119,845	97,130	22,715	23.4%
Percentage of net revenue	55.7%	50.2%			64.4%	60.1%
General and administrative	12,669	11,401	1,268	11.1%	38,800	32,781	6,019	18.4%
Percentage of net revenue	18.5%	18.0%			20.9%	20.3%
Amortization of acquired intangible assets	352	352	—	0.0%	1,056	1,056	—	0.0%
Percentage of net revenue	0.5%	0.7%			0.6%	0.7%
Total operating expenses	$66,438	$56,742	$9,696	17.1%	$206,585	$169,940	$36,645	21.6%

Results above include stock-based compensation expense of:

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$3,380	$3,311	$69	$11,431	$10,122	$1,309
Sales and marketing	4,405	3,314	1,091	17,182	12,824	4,358
General and administrative	4,113	4,201	(88)	13,519	13,142	377

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Research and development expenses increased by $2.1 million, or 16.0%, to $15.3 million during the three months ended September 30, 2016 from $13.2 million during the three months ended September 30, 2015. The change was primarily attributable to an increase of $2.1 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel hired to support our ongoing product development efforts.

Sales and marketing expenses increased by $6.3 million, or 19.9%, to $38.1 million during the three months ended September 30, 2016 from $31.8 million during the three months ended September 30, 2015. The change was principally related to an increase of $5.4 million in personnel costs, including stock-based compensation and contractor costs due to increased headcount in all regions in an effort to help drive our overall revenue growth. We also incurred increases in direct sales expenses and travel costs totaling $1.1 million relating to the increased headcount.

General and administrative expenses increased by $1.3 million, or 11.1%, to $12.7 million during the three months ended September 30, 2016 from $11.4 million during the three months ended September 30, 2015. The change was primarily due to an increase in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth.

Amortization of purchased intangibles were consistent during the three months ended September 30, 2016 compared to the same period in 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Research and development expenses increased by $7.9 million, or 20.3%, to $46.9 million during the nine months ended September 30, 2016 from $39.0 million during the nine months ended September 30, 2015. The change was primarily attributable to an increase of $6.8 million in personnel costs, including stock-based compensation, primarily due to additional research and development personnel hired to support our ongoing product development efforts. We also incurred increased rent expenses and travel costs totaling $1.0 million related to the increased headcount.

Sales and marketing expenses increased by $22.7 million, or 23.4%, to $119.8 million during the nine months ended September 30, 2016 from $97.1 million during the nine months ended September 30, 2015. The change was principally related to an increase of $15.9 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth and costs to settle a compensation-related claim with a key employee. We also incurred increases of $6.7 million in direct sales expenses, travel costs and rent expenses due to marketing event expenses to drive product sales and increased expenses year over year for our annual sales kick-off event.

General and administrative expenses increased by $6.0 million, or 18.4%, to $38.8 million during the nine months ended September 30, 2016 from $32.8 million during the nine months ended September 30, 2015. The change was primarily due to an increase of $5.2 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred increased travel costs and rent expenses totaling $0.8 million related to the increased headcount.

Amortization of purchased intangibles were consistent during the nine months ended September 30, 2016 compared to the same period in 2015.

Loss from Operations

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2016	2015	Amount	%	2016	2015	Amount	%
(dollars in thousands)				(dollars in thousands)
$(11,779)	$(5,282)	$(6,497)	-123.0%	$(59,765)	$(42,141)	$(17,624)	-41.8%

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Our loss from operations increased by $6.5 million, or 123%, to $11.8 million for the three months ended September 30, 2016 from $5.3 million for the three months ended September 30, 2015. Our gross profit increased by $3.2 million during the three months ended September 30, 2016 due to higher subscription, maintenance and support revenues. This improvement was offset by an increase in total operating expenses of $9.7 million during the three months ended September 30, 2016 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and increased marketing costs. The increase in operating expenses was comprised of increased sales and marketing costs of $6.3 million to expand our global sales efforts, an increase of $2.1 million of research and development costs to support our ongoing product development efforts and an increase in general and administrative costs of $1.3 million related to increased headcount.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Our loss from operations increased by $17.6 million, or 41.8%, to $59.8 million for the nine months ended September 30, 2016 from $42.1 million for the nine months ended September 30, 2015. Our gross profit increased by $19.0 million during the nine months ended September 30, 2016 due to higher subscription, maintenance and support revenues. This improvement was offset by an increase in total operating expenses of $36.6 million during the nine months ended September 30, 2016 when compared to the prior year period principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and increased marketing costs. The increase in operating expenses was comprised of increased sales and marketing costs of $22.7 million to expand our global sales efforts, an increase of $7.9 million of research and development costs to support our ongoing product development efforts and an increase in general and administrative costs of $6.0 million related to increased headcount.

Other Income (Expense), net

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2016	2015	Amount	%	2016	2015	Amount	%
(dollars in thousands)				(dollars in thousands)
$107	$91	$16	-17.6%	$(51)	$(213)	$162	76.1%

Other income (expense), net, was consistent during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015.

Other income (expense), net changed by $0.2 million during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The change was primarily due to an increase in interest income from short-term investments.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
					(dollars in thousands)
Provision for income taxes	$66	$556	$(490)	-88.1%	$645	$747	$(102)	-13.7%
Effective tax rate	1%	10.7%			1.1%	2%

The Company recorded an income tax expense of $0.1 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. The income tax expense for the three and nine months ended September 30, 2016, was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

The Company recorded income tax expense of $0.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax expense for the three and nine months ended September 30, 2015 was primarily attributable to foreign and state income taxes.

Deferred Revenue

	As of September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total deferred revenue	$116,550	$91,291	$25,259	27.7%

Deferred revenue increased by $25.3 million, or 27.7%, to $116.6 million as of September 30, 2016 from $91.3 million as of September 30, 2015. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of September 30,		Change
	2016	2015	Amount	%
Number of customers	5,073	4,313	760	17.6%

Our number of customers increased by 760, or 17.6%, to 5,073 as of September 30, 2016 from 4,313 as of September 30, 2015. Our growth in customer count was driven by increasing market acceptance of our products as well as an increase in our global sales and services and support organizations from 347 people as of September 30, 2015 to 421 as of September 30, 2016. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

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

Capital Resources

As of September 30, 2016, we had $259.0 million of cash, cash equivalents and short-term investments, $12.0 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $264.8 million as of December 31, 2015 and decreased to $259.0 million as of September 30, 2016. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

As of September 30, 2016, we had no amounts outstanding under our credit facility agreement with a financial institution. The credit facility agreement, as amended, provides for borrowing capacity up to $7.5 million and contains a minimum cash and cash equivalents balance covenant of $3.0 million. The credit facility expires on April 1, 2019. As of September 30, 2016, we were compliant with the covenant of the credit facility.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the nine months ended September 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$13,642	$15,188
Net cash used in investing activities	$(66,430)	$(58,728)
Net cash (used in) provided by financing activities	$(5,712)	$133,360

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

Net cash provided by operating activities of $13.6 million for the nine months ended September 30, 2016 reflected a net loss of $60.5 million, adjusted for non-cash charges of $52.1 million primarily due to stock-based compensation expense, as well as a net change of $22.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $15.3 million and an increase in deferred revenue of $9.9 million.

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

Cash used in investing activities during the nine months ended September 30, 2016 was $66.4 million, primarily resulting from purchases of short-term investments of $107.4 million and capital expenditures of $14.0 million offset by net proceeds from the maturities of short-term investments of $55.0 million.

Cash used in investing activities during the nine months ended September 30, 2015 was $58.7 million, primarily resulting from purchases of short-term investments of $75.4 million, partially offset by net proceeds from the maturities of short-term investments of $20.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.1 million offset by net proceeds from issuance of common stock of $1.6 million.

Net cash provided by financing activities was $133.4 million for the nine months ended September 30, 2015 primarily as a result of net proceeds from our follow-on public offering.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2016:

	Payments Due by Period
Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$1,912	$7,648	$8,076	$4,598	$4,220	$106	$26,560
Severance Pay Fund(2)	—	—	—	—	—	—	5,806
Purchase commitments(3)	4,519	—	—	—	—	—	$4,519
Total	$6,431	$7,648	$8,076	$4,598	$4,220	$106	$36,885

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2016, we made regular lease payments of $4.7 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of September 30, 2016 includes $5.8 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $25.2 million in 2013, $59.0 million in 2014, $48.9 million in 2015 and $60.5 million in the nine months ended September 30, 2016. As a result, we had an accumulated deficit of $267.0 million at September 30, 2016. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase at a rate to proportionally offset these expected increases in operating expenses, our operating margins will suffer. Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We have experienced rapid growth over the last several years. For example, we grew from 580 employees as of December 31, 2013, to 723 employees as of December 31, 2014, to 923 employees as of December 31, 2015 and then to 1,007 employees as of September 30, 2016. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

Actions that we are taking to restructure our business may be costly and may not be as effective as anticipated.

In November 2016, we announced a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. As a result of these actions, we have incurred and will continue to incur additional costs in the short term that have the effect of reducing our operating margins. We cannot be sure that the cost reduction and streamlining initiatives will be achieved or as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining. If we are unable to realize the expected outcomes from the restructuring efforts, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2013, 15% of our bookings for the year ended December 31, 2014, 13% for the year ended December 31, 2015 and 12% of our bookings for the nine months ended September 30, 2016, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 32% of our total revenue for year ended December 31, 2013, 33% of our total revenue for 2014, 28% of our total revenue for 2015 and 32% of our total revenue for the nine months ended September 30, 2016. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2013, 2014 and 2015 and the nine months ended September 30, 2016, we incurred approximately 37%, 32%, 27% and 28%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 28 issued patents and 14 patent applications pending as of September 30, 2016 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. For example, in 2015, we discovered that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC and filed final reports with BIS and OFAC on September 2, 2015 and September 22, 2015, respectively. We have implemented new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. OFAC issued a cautionary letter on October 14, 2015 as a final enforcement response to the apparent violations and did not impose any monetary penalties. BIS issued a warning letter on October 5, 2016 in response to the apparent violations and closed the matter, having determined not to take any further action.  Even though we take precautions to prevent transactions with U.S. sanctions targets, any such precautions, or any new precautions we may implement in the future, may be ineffective. Similar future circumstances or violations may result in more burdensome remedies including material penalties. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

•	ratings or other changes by any securities analysts who follow our company or our industry;
•	announcements of restructurings, reductions in force, departure of key employees and/or consolidation of operations;
•	sales or purchases of large blocks of our common stock, including by our executive officers, directors, significant stockholders and activist stockholders;
•	rumors and market speculation involving Imperva or other companies in our industry; and
•	lawsuits threatened or filed against us and changing legal or regulatory developments in the United States and other countries.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers alleging that defendants made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. Regardless of the outcome, this matter or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

The announcement that we have concluded our review of strategic alternatives and will remain a standalone company may create uncertainty about our prospects.

On August 4, 2016, we announced that we retained advisors to assist us in a comprehensive review of strategic alternatives and on November 3, 2016, we announced that we had concluded the review process.  The process did not result in a transaction or any other specific strategic action, but did result in a restructuring plan that was also announced.  As a result, this may create uncertainty about our prospects as a standalone entity, and may lead to a perception of instability, irrespective of the actual circumstances, which may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such issues or perceptions, may negatively impact our business, disrupt our operations and divert the attention of management and our employees, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of prolonged rumors and speculation related to our strategic review process.  Further, while we have concluded the review of strategic alternatives, it is possible that a strategic transaction or any other specific strategic action may arise in the future.

Our business could be negatively affected by stockholder activism, which could impact the trading price and volatility of our common stock.

An activist investor, Elliott Associates, L.P., and its affiliates, took an ownership position in our common stock in June 2016 and disclosed in a Schedule 13D that it economically owns approximately 7% of our common stock (with additional economic exposure through derivatives of approximately 4% of our common stock) and expressing an intent to engage in substantive discussions with our management, our Board of Directors and others relating to strategic and operational opportunities for us that it believes would meaningfully increase value to our stockholders. Responding to actions by an activist stockholder, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests, can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, including in reaction to any future acquisition or disposition of our common stock by Elliott or other activists.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on February 26, 2016 (File No. 001-35338), through February 2016 we had used $25.5 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the nine months ended September 30, 2016.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended September 30, 2016, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2016	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2016

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