Form 10-K
period 2016-12-31
IMPERVA INC
filed 2017-02-27
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(650) 345-9000

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the New York Stock Exchange on such date, was approximately $1,390 million. Shares of common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 15, 2017 was 33,395,393.

2016 ANNUAL REPORT ON FORM 10-K

Documents Incorporated by Reference

Portions of the definitive proxy statement for our 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  We intend to file the definitive proxy statement with the Securities and Exchange Commission, or SEC, within 120 days of the year ended December 31, 2016.

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Words such as “may,” “will,” “should,” “could,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions or variations are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other filings with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

We are a leader in cyber-security solutions that protect business-critical data and applications, whether in the cloud or on premises. As organizations worldwide undergo digital transformation, their day-to-day operations are increasingly dependent upon their application and data portfolios. Extortion and theft by cybercriminals, using an evolving array of sophisticated attacks, continuously threaten these applications and data. Organizations are facing numerous challenges in providing the visibility and control required to protect business-critical applications and data from these attacks. Adoption of new technologies and architectures, such as mobile applications, web applications and big data, increases the complexity of, opens access to, and increases the vulnerability of business-critical data and applications. The increasing use of virtualization technologies and cloud delivery models, including unsanctioned, employee-adopted applications, known as “shadow IT,” is forcing organizations to operate outside of the traditional security model. Additionally, organizations must comply with complex regulatory standards enacted to protect their systems and data. We believe that these challenges are driving the need for cyber-security solutions that protect applications and data, whether in the cloud or on premises.

Our cyber-security solutions directly protect the business-critical data and applications that are being attacked, and are designed to fill the gaps left by existing endpoint and network or perimeter security solutions. Our Imperva SecureSphere platform provides database, file and web application security across various physical and virtual systems in data centers, including those in traditional on-premise data centers as well as in private, public and hybrid cloud computing environments. Our Imperva Incapsula product line provides cloud-based website security, denial of service protection and performance solutions that do not require software or hardware changes. Our Imperva CounterBreach product line uses machine learning to analyze how users access data and to spotlight data breach activity. In addition, our cloud offerings are designed to protect against the unique threats created as enterprises increasingly shift to deploying their applications and storing their data in the cloud to take advantage of the flexibility and cost-efficiency offered by cloud-based solutions.

On December 15, 2016, we acquired specified assets and liabilities of Camouflage Software, Inc., or Camouflage, for approximately $4.5 million in cash and hired nearly all of Camouflage’s employees. Based in St. John’s, Newfoundland and Labrador, Canada, Camouflage provides data discovery and data masking tools to protect sensitive and critical data. Prior to the asset purchase, we had announced a technology alliance with Camouflage in May 2016 that allowed us to sell the Camouflage solution to our customers. For more information on the Camouflage acquisition see Note 3 to the Notes to Consolidated Financial Statements.

As of December 31, 2016, Imperva had over 5,200 end user customers in more than 100 countries. For purposes of this end user customer count, we are referring to end user customers who purchased through our direct sales force or channel partners. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and managed security service providers (“MSSPs”) and hosting partners. We primarily sell our products and services through our network of approximately 270 channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. As of December 31, 2016, we had approximately 993 employees, including 319 employees in research and development. We generated revenue of $264.5 million in 2016, an increase of 12.9% over the $234.3 million in revenue we generated in 2015. Net loss attributable to our stockholders was $70.3 million in 2016 as compared to $48.9 million in 2015.

On February 23, 2017, we completed the sale of our Skyfence cloud access security broker business to Forcepoint LLC for approximately $40 million. For more information about the sale of the Skyfence business see Note 18 to the Notes to Consolidated Financial Statements on subsequent events.

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

•

Drive increased sales to our existing customer base. We intend to drive increased sales of our suite of cyber-security offerings within our existing customer base by deepening and broadening deployment of our offerings. Many of our customers initially deploy our solution for a limited portion of their business-critical applications and data, providing us with significant opportunities to sell them more of our products. This strategy has proved successful, as more than 52% of our revenue in 2016 was derived from repeat sales to existing customers. In addition, as a leading provider of cyber-security solutions, we believe we are well positioned to benefit as our customers expand the scope of their cyber-security and compliance initiatives both in the cloud and on premises. As of December 31, 2016, approximately 26% of our customers have purchased more than one of our SecureSphere offerings.

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

•

Pursue strategic opportunities. We intend to pursue targeted acquisition and partnership opportunities to continue to broaden our technology and offerings to better enable organizations to protect applications and data on premise and in the cloud.

Cloud and On-Premise Products

Our products include our Imperva SecureSphere platform, Imperva CounterBreach and Imperva Camouflage for enterprise data centers, and our Imperva Incapsula offering for cloud-based security services.

Our SecureSphere, CounterBreach and Camouflage product lines secure business-critical applications and data in physical and virtual data centers from hackers and malicious insiders, and provide an accelerated and cost-effective route to address regulatory compliance and establish a repeatable process for data risk management. Our SecureSphere products are built on a common modular platform, which includes a single operating system and common code base. All of our SecureSphere products can be managed either individually as stand-alone appliances or collectively from our SecureSphere MX Management Server. Our SecureSphere MX Management Server provides a single, centralized point for aggregating and managing SecureSphere security policies, real-time monitoring, logging, auditing and compliance reporting, customizable reporting and in-depth analytics. With the SecureSphere MX Management Server, administrators can simultaneously manage our database, file and web security products from a single console. CounterBreach uses machine learning to analyze how users access structured data, unstructured data, and data in the cloud in order to spotlight dangerous data access and use.  Camouflage data masking discovers where sensitive data resides and prioritizes what data should be masked.

Our Payment Card Industry (“PCI”) certified Incapsula service is purpose-built to deliver cloud-based Website Security, Distributed Denial of Service (“DDoS”) Protection and Load Balancing and Failover, all of which are fully integrated with, and built on top of, a global Content Delivery Network. Our Incapsula service is designed to be easy to deploy and accessible to businesses of all sizes that want to maximize the security, speed and availability of their websites. Without needing to purchase or install any hardware or software to use our Incapsula service, we estimate that most customers can set up our Incapsula service in less than ten minutes. Our customers typically begin using our Incapsula service by changing their website’s Domain Name System setting to route traffic to the Incapsula network. The global network of Incapsula servers apply security and optimization solutions to traffic on our customers’ websites according to the Incapsula service options they purchase. The screened, filtered and optimized traffic is then routed by the Incapsula network to the customer’s websites.

We sell our SecureSphere products primarily using perpetual software licenses installed on hardware appliances or virtual appliances. We sell our cloud-based products and services using subscription-based pricing plans. We also sell our ThreatRadar services as separate add-on, subscription services to our SecureSphere appliances.

We organize our product lines into customer-focused capability areas based on their ability to protect applications or data against attacks.

Application Protection

SecureSphere Products

SecureSphere Web Application Firewall: Protects business-critical web applications and data

We believe that our SecureSphere Web Application Firewall (“WAF”) is one of the industry’s leading solutions for protecting web assets from application attacks. Our SecureSphere WAF protects our customers’ business-critical applications and data from large scale cyber-attacks, adapts to evolving threats to protect against data breaches and enables compliance with regulatory requirements. Based on the feature and traffic capacity requirements of our customers, our web application security products can be deployed as a physical or virtual appliance. Key capabilities of our SecureSphere WAF include dynamic identification of legitimate web application usage, fortification of web defenses with research-driven intelligence on current threats from the Imperva Defense Center (“IDC”), alerts and requests blocking as well as virtual patching of application vulnerabilities.

ThreatRadar Products

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

ThreatRadar Bot Protection Services uses a client classification engine to analyze and classify incoming website traffic, and to distinguish between human and bot traffic. It also identifies good and bad bots and classifies traffic by browser type. The intelligence it collects during this process is then used by SecureSphere to drive WAF policy enforcement.

ThreatRadar Account Takeover Protection protects web application accounts from being compromised by cybercriminals. The product combines awareness of credentials known to be compromised, knowledge of login device reputation and risk, detection of credential stuffing and dictionary attacks against passwords, and analysis of behavior across multiple devices and accounts to identify account takeover attempts and compromised accounts, protecting against hackers before they gain access to protected web applications and services.

Incapsula Products

Incapsula Website Security: Blocks attacks against web applications to promote website safety and availability

Incapsula Website Security is a PCI-certified service with advanced bot detection and mitigation. It protects websites and applications against application layer hacking attempts and blocks scrapers, vulnerability scanners and content spammers that overload servers and steal content. Our cloud-based approach, coupled with crowdsourcing techniques, enables us to anonymously harness real data from our customer base to better understand the global attack landscape and continually improve security.

Incapsula Content Delivery Network: Optimizes website performance

Incapsula Content Delivery Network (“CDN”) is a globally distributed network of data centers that delivers full site acceleration through intelligent caching and content optimization tools. The CDN is application-aware and dynamically profiles website resources and identifies cacheable, dynamic and static content, including content that other CDNs consider uncacheable.

Incapsula DDoS Protection: Safeguards networks, applications and DNS servers from volumetric and protocol-based DDoS attacks

Incapsula reroutes traffic through the Incapsula network, and subjects it to progressively more stringent layers of protection. Using sophisticated security rules and challenges, Incapsula is able to identify and filter out DDoS attack traffic, while allowing legitimate traffic to flow unhindered to protected applications such as websites, email, and FTP.

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

Data Protection

SecureSphere Products

SecureSphere Database Firewall and Database Activity Monitoring: Secures business-critical data in structured repositories

SecureSphere Database Firewall and Database Activity Monitoring secure business-critical data in structured repositories in the data center. They provide comprehensive visibility and control over structured business data repositories, including database data usage, vulnerabilities, and access rights and enable security, audit, risk and IT professionals to improve data security and address compliance requirements. SecureSphere can be deployed as a physical or virtual appliance, based on the feature and traffic capacity requirements of our customers. SecureSphere Database Firewall and Database activity monitoring protect relational and big data databases running on distributed platforms and IBM z/OS.

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

SecureSphere User Rights Management for Databases: Establishes automated access rights review process and demonstrates compliance

SecureSphere User Rights Management for Databases automatically aggregates user rights across heterogeneous databases. This enables organizations to establish an automated access rights review process, identify excessive user rights, and demonstrate compliance with regulations such as Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and requirements 7 and 8.5 of the PCI Data Security Standards (“PCI DSS”).

SecureSphere File Firewall: Protects file access activity to ensure business-critical data and applications are secured

SecureSphere File Firewall secures unstructured data, including spreadsheets, presentation slides, word processing documents, videos and PDFs that contain business-critical data and applications that our customers store in unstructured repositories, such as file servers, content management repositories, network-attached storage and storage area network devices. It provides full visibility and control over unstructured business data repositories, including file ownership, usage and access rights, and enables security, audit, risk and IT professionals to improve file data security and address compliance requirements. SecureSphere File Firewall can be deployed as a physical or virtual appliance based on feature and traffic capacity requirements of our customers.

CounterBreach Product

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

Camouflage Product

Imperva Camouflage Data Masking: Creates realistic, functional data for development, testing, and training by disguising sensitive information while maintaining the characteristics of the original data.

Imperva Camouflage Data Masking is designed to reduce data breach risk by replacing sensitive data in non-production systems, including test and development systems or data warehouses and analytical data stores, with realistic fictional data. The fictional data maintains referential integrity and is statistically accurate enabling testing, analysis and business processes to operate normally. Imperva Camouflage data masking protects data from theft and helps ensure compliance with regulations governing data transfers and data protection.

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

Camouflage

•

Data Masking System: Static masking software that creates realistic, fully functional data for development, testing and training by disguising sensitive information while maintaining the characteristics of the original data.

•	Data Masking across Multiple Systems: Allows masked data to be used across different technology platforms while maintaining the consistency of the data’s characteristics across those platforms.

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

Our IDC updates are included with maintenance and support contracts. The service consists of a content delivery mechanism by which we can distribute product content enhancements to our customers. Our IDC update servers deliver various types of security content to our appliances deployed in the field without the need for our customers to install a software patch or upgrade. Examples of IDC updates include new security signatures and policies for our WAF, new database assessment tests for our discovery and assessment server and new audit policy functionality for our database products.

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

Customers

We provide products and services to a variety of customers worldwide, including some of the world’s largest banks, retailers, insurers, technology and telecommunication companies and hospitals, as well as U.S. and other national, state and local government agencies. As of December 31, 2016, Imperva had over 5,200 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our MSSPs and hosting partners.

In 2016 and 2015, we had one reseller that represented 13% and 18% of our total revenue respectively. In 2014, the Company did not have any reseller that represented 10% or more of the Company’s total revenue.  In 2016, 2015 and 2014, we generated approximately 63%, 67% and 59% of our revenue from customers in the Americas and approximately 37%, 33% and 41% from customers outside of the Americas, respectively. See Note 15 of “Notes to Consolidated Financial Statements” for information about segment disclosures and revenue by customer geographic regions.

Sales and Marketing

We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date. Our hybrid model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We primarily sell our products and services to our customers through our channel partners, including distributors and resellers. In 2016, our channel partners originated over 50% of our sales and fulfilled almost 86% of our sales. Although our products are designed for turnkey deployment, they are highly customizable, which allows our channel partners to provide a variety of value added services to our customers. As of December 31, 2016, our network of channel partners included approximately 270 resellers and distributors worldwide, including leading security value added resellers and some of the world’s largest hosting companies.

Sales

We support the sales of our products and services with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Our overlay channel team is responsible for managing relationships with our resellers, MSSPs and distributors. Our sales professionals are responsible for assisting channel partners in gaining and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. Our sales professionals and sales engineers also directly engage with customers to address their unique security and deployment requirements. We also have an inside sales team that is principally focused on lead generation for our reseller partners and regional sales professionals. To support our broadly dispersed global channel and customer base, we had, as of December 31, 2016, sales personnel in 23 countries. We plan to continue to invest in our sales organization to support our growth, including through increased sales through our channel partners.

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

Research and Development

Our research and development efforts focus primarily on improving and enhancing our existing security products and services, as well as developing new products, features and functionality and conducting advanced security research. We conduct our research and development activities primarily in Israel, with small engineering teams in Redwood Shores, California; Austin, Texas; St. John’s, Newfoundland and Labrador, Canada and Kiev, Ukraine. We believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2016, we had 319 employees dedicated to research and development, including our advanced security research group, the IDC.

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

In addition to enhancing our products and services, our research and development organization includes our IDC team. We believe our IDC team is an important differentiator for us in the security marketplace. Our IDC team performs security analysis, tracks hackers and trends in the hacker community and undertakes vulnerability discovery, in addition to providing us with regulatory compliance expertise. IDC research combines extensive lab work with hands-on testing in real world environments to ensure that our products, through advanced data security technology, deliver up-to-date threat protection and leading compliance automation. Our IDC has discovered numerous commercial application vulnerabilities and has issued numerous security advisories, providing insight into both published and unpublished security threats to help commercial application and database vendors and security professionals. Our IDC’s “Hacker Intelligence Initiative” focuses on improving risk management by tracking hackers, developments in attack techniques and potential targets in known hacker forums and chat rooms.  In prior years, the IDC also issued a Web Application Attack Report that provided an in-depth view of the threat landscape for the year, including hacking trends, the latest cyber-crime business models and breach analysis by geography, industry and attack type.  The IDC’s research is also the foundation for many of our products, product features and services, including attack signature updates, database vulnerability assessments, pre-defined compliance reports and the engine and analysis behind our crowdsourced security intelligence service, ThreatRadar Community Defense. We deliver automated feeds from our IDC to our products in the field to ensure that our customers are always armed with the latest defenses against new threats, and the most recent regulatory compliance best practices.

Our research and development expense was $62.4 million, $53.4 million and $43.1 million in 2016, 2015 and 2014, respectively.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2016, we had 33 issued patents and 15 pending patent applications in the United States. The claims for which we have sought patent protection relate primarily to methods, computer programs, devices and systems we have developed for our products. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.  Our industry is characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. For more information about risks related to our and third party intellectual property rights see the section entitled “Risk Factors—Risks Related to our Business— Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results”; “—We rely on the availability of licenses to third-party software and other intellectual property, the loss of which could increase our costs and delay software shipments”; “—Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business”; and “—Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.”

Manufacturing and Suppliers

Our security hardware appliance products are manufactured to our specifications by Caswell, Inc., a Taiwanese original design manufacturer of network appliance hardware products. We have entered into non-exclusive contracts to purchase these hardware appliances from American Portwell Technology, Inc. (a wholly owned subsidiary of Portwell, Inc.), and Dan-el Technologies Ltd., which are value-added distributors of products manufactured by Caswell, Inc. These contracts will remain in effect until terminated by either party. Such contracts are terminable by us for any reason upon six months’ notice, by the value-added distributors upon nine months’ notice or by either party for an uncured material breach. We currently work with American Portwell Technology and provide the value-added distributors with rolling product demand forecasts, but our contracts contain no obligation for us to purchase any minimum amount of products. We submit purchase orders that describe the types and quantities of our products to be manufactured, the delivery dates and other delivery terms. American Portwell Technology receives the hardware appliances from the manufacturer, configures and installs our proprietary software on the appliances and then undertakes quality testing at their fulfillment centers. American Portwell Technology then ships our appliances directly to our distributors, resellers or customers or our logistics partner, Base Logistics BV. We hold inventory in American Portwell Technology’s fulfillment centers and in our logistics partner’s warehouses, in anticipation of orders for new appliances and to support our advance replacement program with new and repaired appliances. In addition, our contracts with our value-added distributors govern their use of our intellectual property and allocate the responsibilities for warranty repair, out of warranty repair and replacement costs with respect to damaged and defective products. We believe that having third parties manufacture, configure and test our products and provide a substantial portion of our logistics enables us to efficiently allocate capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, allowing us to focus resources on our core competencies.

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

Competition

The market for cyber-security solutions is intensely competitive and we expect competition to increase in the future. Our primary competitors by product area include:

•	Database security. International Business Machines Corporation, Intel Security group of Intel Corporation (formerly McAfee, Inc.) and Oracle Corporation
•	File security. Dell EMC Corporation, Symantec Corporation and Varonis Systems, Inc.
•	Web application security and DDoS. Akamai Technologies, Inc. and F5 Networks, Inc.

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

Employees

As of December 31, 2016, our total headcount was 993 employees, with 319 in research and development, 355 in sales and marketing, 110 in services and support, 82 in manufacturing operations and 127 in a general and administrative capacity. As of December 31, 2016, our headcount was 422 people in the United States, 449 in Israel and 122 in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $59.0 million in 2014, $48.9 million in 2015 and $70.3 million in 2016. As a result, we had an accumulated deficit of $276.8 million at December 31, 2016. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenue does not increase at a rate to proportionally offset these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our quarterly operating results are likely to vary significantly and to be unpredictable, which could cause the trading price of our stock to decline.

Our revenue and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. If our revenue or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

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

Historically, we have received a significant majority of a quarter’s sales orders and generated a significant majority of a quarter’s revenue during the last two weeks of the quarter. The fact that so many orders arrive at the end of a quarter means that our revenue may shift from one quarter to the next if we cannot fulfill all of the orders and satisfy all of the revenue recognition criteria under our accounting policies before the quarter ends.

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

We rely on third party channel partners to generate a significant portion, and to fulfill a substantial majority, of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

Historically our channel partners have originated more than 45%, and fulfilled approximately 85% or more, of our revenue, and we expect that channel sales will represent a substantial portion of our revenue for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are often complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

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

Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and Intel’s acquisition of McAfee, Inc., increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to sufficiently differentiate our products and services from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from firms of our size. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

Many of our smaller competitors that specialize in providing protection from a single type of cyber-security threat may deliver these specialized cyber-security products to the market more quickly than we can or may introduce innovative new products or enhancements before we do. Conditions in our markets could change rapidly and significantly as a result of technological advancements.

We may not compete successfully against our current or potential competitors. Companies competing with us may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Further, we may be required to make substantial additional investments in research and development and marketing and sales in order to respond to such competitive threats, and we cannot assure you that we will be able to compete successfully in the future.

We operate in an evolving market that has not yet reached widespread adoption.  New or existing technologies that may be perceived to address the risks in novel ways could gain wide adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial results.

We operate in new, rapidly evolving categories in the security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber-security solution and cloud-based offerings. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber-security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber-security solutions in addition to such products. If customers do not recognize the benefits that our cyber-security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other cyber-security technologies exist or could be developed in the future, and our business could be materially adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Currently less than 30% of our customers have purchased more than one of our database, file and web security product families. Even if customers purchase our products, they may not make repeat purchases or purchase other elements of our SecureSphere product line or our Incapsula, CounterBreach and Camouflage product lines, which may be exacerbated by the rapid evolution of our market. If we are unable to sell additional products from multiple product families to our customers, then our revenue may not grow as anticipated or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

In addition, because of our rapidly evolving market, any predictions about our revenue in future periods may not be as accurate as they would be if we operated in a more established market.

If we do not successfully anticipate market needs and opportunities or changes in the legal, regulatory and industry standard landscape and make timely enhancements to our products and develop new products that meet those needs, we may not be able to compete effectively and our ability to generate revenue will suffer.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Camouflage Software Inc. in December 2016, Tomium Software, LLC in January 2014, acquired Skyfence Networks Ltd. (“Skyfence”) in February 2014 and acquired the remaining portion of Incapsula that we did not already own in March 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

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

From time to time, we may seek to divest or wind down portions of our business, both acquired or otherwise, that are no longer core to the business, which could materially affect our cash flows and results of operations.

On February 23, 2017, we completed the sale of the assets of our Skyfence business to Forcepoint LLC. The disposition of the Skyfence assets or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer or division of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our IP rights or our ability to assert our IP rights against such purchasers or other third parties.

Our business and operations experienced rapid growth in 2015 and slowed growth in 2016.  If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have experienced volatile growth over the last several years. We grew from 723 employees as of December 31, 2014 to 923 employees as of December 31, 2015 to 993 employees as of December 31, 2016. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

In November 2016, we announced a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. As a result of these actions, we incurred additional costs that have the effect of reducing operating margins. We cannot be sure that the cost reduction and streamlining initiatives will be achieved or as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining. If we are unable to realize the expected outcomes from the restructuring efforts, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

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

The difficulty in forecasting demand also makes it difficult to estimate our future financial condition and results of operations from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenue and net income, and we are unlikely to forecast such effects with any certainty in advance.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 15% of our bookings for the year ended December 31, 2014, 13% for the year ended December 31, 2015 and 11% of our bookings for the year ended December 31, 2016, and sales to government entities may increase. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Accordingly:

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

Our maintenance and support revenue accounted for 33% of our total revenue for 2014, 28% of our total revenue for 2015 and 30% of our total revenue for 2016. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

If we are unable to increase sales to large customers, our results of operations may suffer.

We continuously seek to increase sales of our products to large enterprises, managed security service providers (“MSSPs”), cloud hosting providers and government entities. Sales to large enterprises, MSSPs, cloud hosting providers and government entities involve risks that may not be present, or are present to a lesser extent, in sales to small and mid-sized entities. These risks include:

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

If our existing and potential customers migrate to hosted, cloud-based data centers that do not deploy our products, our revenue could suffer.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2014, 2015 and 2016, we incurred approximately 32%, 27% and 38%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are patent holding companies or other patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenue so that potential assertions of our patents (and potential patents) against such companies may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In September 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.

We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights. Further, any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could be asserted against us, cause us to incur substantial costs defending against the claim and could distract our management from our business. An adverse outcome of an IP dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our customers and partners. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, or may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 33 issued patents and 15 patent applications pending as of December 31, 2016 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

In the future, there may be changes in our products or changes in export and import regulations or economic sanctions. Similarly, there may be shifts in the enforcement or scope of existing regulations or restrictions or changes in the countries, governments, persons or technologies targeted by such regulations and restrictions. Such changes and shifts may create delays in the introduction and sale of our products in international markets, could result in decreased use of our products or, in some cases, prevent the sale of our products to certain countries, governments or persons altogether, including by current customers or potential customers. Any such limitation, delay, restriction or reduction could adversely affect our business, financial condition, results of operations and prospects.

Conditions in Israel may limit our ability to develop and sell our products. This could result in a decline in revenue.

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

We are subject to income taxation in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, determinations regarding the inclusion of stock-based compensation expense as part of a cost-plus arrangement or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the NASDAQ Stock Market LLC. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place strains on our personnel, systems and resources.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended significant resources, and anticipate that we will continue to add personnel and provide significant management oversight, which involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

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

Market volatility may affect our stock price and the value of your investment

The trading prices of the securities of technology companies generally, and of our stock in particular, have been highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•

announcements of new products, services or technologies, commercial relationships, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments or other events by us or our competitors;

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

In addition, the stock market in general, and the NASDAQ Stock Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations or factors affecting us more specifically may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock.

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

On August 4, 2016, we announced that we retained advisors to assist us in a comprehensive review of strategic alternatives and on November 3, 2016, we announced that we had concluded the review process.  The process did not result in a transaction or any other specific strategic action, but did result in a restructuring plan that was also announced.  These announcements may create uncertainty about our prospects as a standalone entity, and may lead to a perception of instability, irrespective of the actual circumstances, which may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such issues or perceptions, may negatively impact our business, disrupt our operations and divert the attention of management and our employees, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of prolonged rumors and speculation about our business. Further, while we have concluded the review of strategic alternatives, it is possible that a strategic transaction or other type of strategic action may arise in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Redwood Shores, California in an office consisting of approximately 82,000 square feet.  This includes 8,404 sq. ft. that was added pursuant to the Fourth and Sixth amendments to the lease for this office and for which the lease period commenced on March 1, 2016. The lease for our corporate headquarters expires in December 2020. Our offices in Texas, where we employ sales, support, research and development and professional services employees, consist of approximately 17,134 square feet and the leases for these offices expire in January 2018 and in April 2021. Our office in Tel Aviv, Israel, where we employ our SecureSphere research and development team, consists of approximately 8,417 square meters (approximately 90,600 square feet). The lease for 937 square meters (approximately 10,000 square feet) of this office expires in December 2016 and the lease for the remainder of the office expires in January 2027.  The majority of our Incapsula team is in offices in Rehovot, Israel that consist of 2,900 square meters (approximately 31,200 square feet).  The lease for a portion of the office space expires in January 2022 and the lease for the remainder of the space expires in May 2025.  We also have a number of sales offices around the world.  We believe that our facilities are suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. On October 19, 2016, plaintiff filed a motion for class certification.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock was listed on the New York Stock Exchange under the symbol “IMPV” from our IPO in November 2011 to December 12, 2016.  Since December 13, 2016, it has been listed on the NASDAQ Stock Market. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the New York Stock Exchange or the NASDAQ Stock Market, as applicable.

Fiscal 2015	High	Low
First Quarter	$51.19	$38.20
Second Quarter	$69.01	$40.74
Third Quarter	$74.00	$53.54
Fourth Quarter	$77.99	$57.08

Fiscal 2016	High	Low
First Quarter	$61.29	$33.92
Second Quarter	$51.26	$33.27
Third Quarter	$53.71	$42.58
Fourth Quarter	$54.22	$35.10

Fiscal 2017	High	Low
First Quarter (through February 15, 2017)	$46.75	$37.45

Stockholders

As of February 15, 2017, we had 31 record holders of our common stock.

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

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance.  Our common stock was listed on the New York Stock Exchange from November 2011 to December 12, 2016.  Since December 13, 2016, it has been listed on the NASDAQ Stock Market.  In future years, we will compare our common stock to a NASDAQ composite index.

	12/11	12/12	12/13	12/14	12/15	12/16
Imperva Inc.	100.00	90.58	138.26	142.00	181.87	110.31
NYSE Composite	100.00	115.99	146.47	156.36	149.97	167.87
S&P Information Technology	100.00	114.82	147.47	177.13	187.63	213.61

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

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our IPO was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million. Since the IPO, we have invested approximately $29.4 million of the net proceeds as follows: in January 2012, we invested $3.5 million in Incapsula, our majority owned subsidiary, and received in exchange an additional 4,375,000 shares of Incapsula’s Series A-1 Preferred Stock; in October 2013, we loaned $1.1 million to Incapsula at a rate of 2% per annum with a maturity date of December 31, 2014; in January 2014, we paid approximately $4.7 million in cash as part of the consideration in connection with our purchase of certain assets and liabilities of Tomium; in February 2014, we paid $8.6 million in cash, and in February 2016 released an additional $7.6 million, as part of the consideration in connection with the acquisition of Skyfence; and in December 2016, we paid approximately $3.9 million in cash as consideration for our purchase of certain assets and liabilities of Camouflage Software.  We expect to use the remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products and license	$86,798	$107,563	$74,299	$72,153	$59,490
Services	177,657	126,735	89,711	65,606	44,745
Total net revenue	264,455	234,298	164,010	137,759	104,235
Cost of revenue:
Products and license	9,525	10,947	9,248	8,756	8,530
Services	44,307	36,633	27,335	20,940	13,374
Total cost of revenue[1]	53,832	47,580	36,583	29,696	21,904
Gross profit	210,623	186,718	127,427	108,063	82,331
Operating expenses:
Research and development[1]	62,402	53,376	43,052	27,556	20,555
Sales and marketing[1]	156,465	136,292	106,382	81,500	53,509
General and administrative[1]	51,260	43,440	34,499	24,436	15,371
Restructuring charges	8,118	—	—	—	—
Amortization of purchased intangibles	1,408	1,408	1,269	—	—
Total operating expenses	279,653	234,516	185,202	133,492	89,435
Loss from operations	(69,030)	(47,798)	(57,775)	(25,429)	(7,104)
Other income (expense), net	(77)	(402)	(220)	(125)	(243)
Loss before provision for income taxes	(69,107)	(48,200)	(57,995)	(25,554)	(7,347)
Provision for income taxes	1,172	682	1,181	777	545
Net loss	(70,279)	(48,882)	(59,176)	(26,331)	(7,892)
Loss attributable to non - controlling interest	—	-	213	1,153	505
Net loss attributable to Imperva, Inc. stockholders	$(70,279)	$(48,882)	$(58,963)	$(25,178)	$(7,387)
Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted[2]	$(2.18)	$(1.64)	$(2.28)	$(1.04)	$(0.32)
Shares used in computing net loss per share of common stock, basis and diluted[2]	32,284	29,849	25,806	24,300	22,916

1	Includes stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$4,664	$3,862	$2,058	$1,440	$469
Research and development	14,711	13,831	8,799	3,660	1,227
Sales and marketing	20,510	16,717	13,558	8,537	2,543
General and administrative	17,131	16,554	12,858	8,857	1,729
Restructuring charges	5,859	-	-	-	-

2	Please see Note 17 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$261,092	$264,807	$109,720	$115,085	$102,327
Working capital	$194,149	$214,173	$78,244	$103,214	$92,796
Total assets	$408,819	$397,669	$220,645	$176,491	$153,957
Deferred revenue, current and long-term	$130,471	$106,657	$81,175	$63,052	$46,291
Non - controlling interest	$-	$-	$-	$(2,614)	$(1,104)
Total stockholders' equity	$231,963	$240,201	$97,243	$86,222	$84,231

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

Overview

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber-security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002. In 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar. In 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., which was majority owned by Imperva until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our ability to secure cloud and Software as a Service (“SaaS”) applications. In December 2016, we acquired certain assets and liabilities of Camouflage Software, Inc., to further our data masking, security and compliance solutions in the cloud and on-premises. In February 2017, we sold the assets of the Skyfence business to Forcepoint LLC. We intend to continue pursuing cloud-based SaaS security offerings.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2016, we had 319 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $62.4 million, $53.4 million, and $43.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In 2016, 62.5% of our total revenue was generated from the Americas, 19.2% from Europe, Middle East and Africa (“EMEA”) and 18.3% from Asia Pacific (“APAC”).

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Annual Report on Form 10-K as our customers. We have a network of approximately 270 channel partners worldwide, including both resellers and distributors. In 2016, our channel partners originated over 50%, and fulfilled almost 86%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of December 31, 2016, Imperva had over 5,200 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $164.0 million in 2014 to $234.3 million in 2015 to $264.5 million in 2016. We have incurred net losses attributable to our stockholders of $59.0 million, $48.9 million and $70.3 million in 2014, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $276.8 million.

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

To date, we have incurred, and continue to incur, losses from operations and net losses. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations and our net losses will decline, and that we will reach profitability. Should we need additional cash in the future, we may enter into one or more lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and cash flow from operations are key financial metrics for our business. The components of deferred revenue and cash flow from operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Years ended (or as of December 31)
	2016	2015	2014
	(in thousands, except number of customers and percentages)
Net revenue	$264,455	$234,298	$164,010
Gross margin	79.6%	79.7%	77.7%
Loss from operations	$(69,030)	$(47,798)	$(57,775)
Total deferred revenue	$130,471	$106,657	$81,175
Cash, cash equivalents and short-term investments	$261,092	$264,807	$109,720
Net cash provided by operations	$22,494	$23,867	$4,126
Number of customers	5,291	4,541	3,785

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

Net Cash Provided by Operations

We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven primarily by sales of our products and licenses and, to a lesser extent, from up-front payments from customers under maintenance and support contracts. Our primary uses of cash in operating activities are for personnel-related expenditures, costs of acquiring the hardware used for our appliances, sales, marketing and promotional expenses and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business.

Segments

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer.

We operate our business in one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business critical data and applications, whether in the cloud or on premises.

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

•

Services Revenue—Services revenue consists of maintenance and support, professional services and training and subscriptions. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the IDC, and hardware replacement. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training services revenue consists of fees we earn related to training customers and partners on the use of our products. Subscription revenue is generated from sales of our cloud-based services. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base. We also expect subscription revenue will increase as our cloud-based services continue to increase.

A majority of our products and services are sold to customers in the United States, however, a significant portion of our revenue is generated from international sales. See Note 15 of “Notes to Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$143,607	$141,225	$87,155
EMEA	50,838	47,429	39,579
APAC	48,391	30,180	27,798
Other	21,619	15,464	9,478
Total net revenue	$264,455	$234,298	$164,010

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, restructuring charges and amortization of acquired intangible assets. Personnel costs are the most significant component of our operating expenses and consist of wages, benefits and bonuses and, with regard to the sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development

Our research and development is focused on maintaining and improving our existing products and on new product development. A majority of our research and development expenses are comprised of personnel costs including stock-based compensation, and, to a lesser extent, facility costs, hardware prototype costs, laboratory expenses and depreciation. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to enhance our existing products and develop new products and services that address the emerging market for business security and regulatory compliance.

Sales and Marketing

Sales and marketing expense is the largest component of our operating expenses and consists primarily of personnel costs, including commissions, stock-based compensation and travel expenses. Sales and marketing expenses also include costs related to marketing and promotional activities, third-party referral fees and, to a lesser extent, facilities costs and depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide.

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

Restructuring charges

In October 2016, we initiated a business restructuring plan to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally. The expenses incurred primarily consisted of employee severance charges and other termination-related costs. We do not expect to incur significant additional restructuring costs associated with this plan in future periods. We did not incur any expenses related to restructuring activities in 2015 and 2014.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization of intangible assets from the acquisitions of Skyfence and Tomium that occurred in the first quarter of 2014 and Camouflage in the fourth quarter of 2016.

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

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total net revenue. We have derived the data for the years ended December 31, 2016, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$86,798	32.8	$107,563	46.0	$74,299	45.3
Services:
Maintenance and support	80,007	30.3	66,380	28.3	54,795	33.4
Professional services and training	13,693	5.2	14,084	6.0	11,414	7.0
Subscriptions	83,957	31.7	46,271	19.7	23,502	14.3
Total services	177,657	67.2	126,735	54.0	89,711	54.7
Total net revenue	264,455	100.0	234,298	100.0	164,010	100.0
Cost of revenue:
Products and license	9,525	3.6	10,947	4.7	9,248	5.6
Services	44,307	16.8	36,633	15.6	27,335	16.7
Total cost of revenue	53,832	20.4	47,580	20.3	36,583	22.3
Gross profit	210,623	79.6	186,718	79.7	127,427	77.7
Operating expenses:
Research and development	62,402	23.6	53,376	22.8	43,052	26.2
Sales and marketing	156,465	59.2	136,292	58.2	106,382	64.9
General and administrative	51,260	19.4	43,440	18.5	34,499	21.0
Restructuring charges	8,118	3.1	-	-	-	-
Amortization of purchased intangibles	1,408	0.5	1,408	0.6	1,269	0.8
Total operating expenses	279,653	105.8	234,516	100.1	185,202	112.9
Loss from operations	(69,030)	(26.2)	(47,798)	(20.4)	(57,775)	(35.2)
Other income (expense), net	(77)	-	(402)	(0.2)	(220)	(0.1)
Loss before provision for income taxes	(69,107)	(26.2)	(48,200)	(20.6)	(57,995)	(35.3)
Provision for income taxes	1,172	0.4	682	0.3	1,181	0.7
Net loss	(70,279)	(26.6)	(48,882)	(20.9)	(59,176)	(36.0)
Loss attributable to non - controlling interest	-	-	-	-	213	0.1
Net loss attributable to Imperva, Inc. stockholders	$(70,279)	(26.6)	$(48,882)	(20.9)	$(58,963)	(35.9)

Comparison of the Years Ended December 31, 2016 and 2015

Net Revenue

	Years ended December 31,
	2016		2015		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$86,798	32.8	$107,563	46.0	$(20,765)	-19.3%
Services:
Maintenance and Support	80,007	30.3	66,380	28.3	13,627	20.5%
Professional Services and training	13,693	5.2	14,084	6.0	(391)	-2.8%
Subscriptions	83,957	31.7	46,271	19.7	37,686	81.4%
Total Services	177,657	67.2	126,735	54.0	50,922	40.2%
Total net revenue	$264,455	100.0	$234,298	100.0	$30,157	12.9%
United States	$143,607	54.3	$141,225	60.3	$2,382	1.7%
EMEA	50,838	19.2	47,429	20.2	3,409	7.2%
APAC	48,391	18.3	30,180	12.9	18,211	60.3%
Other	21,619	8.2	15,464	6.6	6,155	39.8%
Total net revenue	$264,455	100.0	$234,298	100.0	$30,157	12.9%

Our net revenue increased by $30.2 million, or 12.9%, to $264.5 million during the year ended December 31, 2016 from $234.3 million during the year ended December 31, 2015 primarily due to growth in the subscription service line offset by our products and license revenue. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 750 customers in 2016 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 573 orders exceeding $100,000 during the year ended December 31, 2016, compared to 501 orders for year ended December 31, 2015.

The APAC region contributed the largest portion of this growth with an $18.2 million increase over the same period in 2015. The revenue growth in the United States and Other and EMEA regions was $8.5 million and $3.4 million, respectively, over the same period in 2015. The increase in all regions was principally due to increasing demand for our subscription service offerings, an increase in our international sales personnel and improved sales execution in the APAC region.

Products and license revenue decreased by $20.8 million, or 19.3%, to $86.8 million during the year ended December 31, 2016 from $107.6 million during the year ended December 31, 2015. The decrease in product and license revenue was primarily due to extended sales cycles predominantly relating to larger deals in the Americas region and to sales execution challenges in the United States and EMEA region.

Services revenue increased by $50.9 million, or 40.2%, to $177.6 million during the year ended December 31, 2016 from $126.7 million during the year ended December 31, 2015. During the year ended December 31, 2016, our services revenue was comprised of $80.0 million of maintenance and support, $13.7 million of professional services and training and $83.9 million of subscriptions. The change in services revenue in the year ended December 31, 2016 from the year ended December 31, 2015 was primarily due to an increase of $37.7 million in subscriptions revenue attributable to improved execution and strong traction of Incapsula, our cloud-based security services, which generated $13.6 million in maintenance and support revenue from our larger installed base as reflected in our product and license revenue. This was offset by a decrease in our professional services and training revenue by $0.4 million primarily due to timing of projects and a decrease in our product and licensing revenue.

Gross Profit

	Years Ended December 31,
	2016		2015
	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Products and license gross profit	$77,273	89.0%	$96,616	89.8%	(0.8)
Services gross profit	133,350	75.1%	90,102	71.1%	4.0
Total gross profit	$210,623	79.6%	$186,718	79.7%	(0.1)

Total gross margin decreased by 0.1% to 79.6% during the year ended December 31, 2016 from 79.7% during the year ended December 31, 2015. Products and license gross margin decreased 0.8% to 89.0% for the year ended December 31, 2016 compared to 89.8% for the same period in 2015. The products and license gross margin decrease was primarily attributable to decreased sales of higher throughput appliances, which generally have higher gross margins. Services gross profit increased 4.0% to 75.1% for the year ended December 31, 2016 as compared to 71.1% for the same period in 2015. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues and cost efficiencies driven by the higher volume of services.

Operating Expenses

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$62,402	23.6	$53,376	22.8	$9,026	16.9%
Sales and marketing	156,465	59.2	136,292	58.2	20,173	14.8%
General and administrative	51,260	19.4	43,440	18.5	7,820	18.0%
Restructuring charges	8,118	3.1	-	-	8,118	100.0%
Amortization of acquired intangible assets	1,408	0.5	1,408	0.6	-	0.0%
Total operating expenses	$279,653	105.8	$234,516	100.1	$45,137	19.2%

Results above include stock-based compensation expense of:

	Years ended December 31,
	2016	2015	Change
	(dollars in thousands)
Research and development	$14,711	$13,831	$880
Sales and marketing	20,510	16,717	3,793
General and administrative	17,131	16,554	577
Restructuring charges	5,859	-	5,859

Research and development expenses increased by $9.0 million, or 16.9%, to $62.4 million during the year ended December 31, 2016 from $53.4 million during the year ended December 31, 2015. The change was primarily attributable to an increase of $7.5 million in personnel costs, including stock-based compensation, due to additional research and development personnel being hired to support our ongoing product development efforts. We also incurred increased rent expenses and travel costs totaling $1.5 million related to the increased headcount.

Sales and marketing expenses increased by $20.2 million, or 14.8%, to $156.5 million during the year ended December 31, 2016 from $136.3 million during the year ended December 31, 2015. The change was principally related to an increase of $13.3 million in personnel costs, including stock-based compensation and contractor costs, due to increased headcount in all regions in an effort to help drive our overall revenue growth and costs to settle a compensation-related claim with a key employee. We also incurred increases of $6.9 million in direct sales expenses, travel costs and rent expenses due to marketing event expenses, including increased expenses year over year for our annual sales kick-off event.

General and administrative expenses increased by $7.8 million, or 18.0%, to $51.2 million during the year ended December 31, 2016 from $43.4 million during the year ended December 31, 2015. The change was primarily due to an increase of $6.0 million in personnel costs, including stock-based compensation, to build out our corporate level functions to support global growth. We also incurred increased travel costs and rent expenses totaling $1.4 million related to the increased headcount.

We incurred restructuring charges of $8.1 million during the year ended December 31, 2016. We incurred no restructuring charges during the year ended December 31, 2015. The restructuring charges are termination-related costs, of which $5.8 million consist of stock-based compensation expense and $2.3 million are cash severance costs. The restructuring plan was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Amortization of purchased intangibles were consistent during the year ended December 31, 2016 compared to the same period in 2015.

Loss from Operations

Years ended December 31,		Change
2016	2015	Amount	%
(dollars in thousands)
$(69,030)	$(47,798)	$(21,232)	(44.4)%

Our loss from operations increased by $21.2 million, or 44.4%, to $69.0 million during the year ended December 31, 2016 from $47.8 million during the year ended December 31, 2015. Our gross profit increased by $23.9 million during the year ended December 31, 2016 due to higher subscription, maintenance and support revenues. This improvement was offset by an increase in total operating expenses of $45.1 million for the year ended December 31, 2016 when compared to the prior year principally due to increases in personnel costs, including stock-based compensation expense, to support the increase in scope and global reach of our business and increased marketing costs. The increase in operating expenses was comprised of increased sales and marketing costs of $20.2 million to expand our global sales efforts, an increase of $9.0 million of research and development costs to support our ongoing product development efforts and an increase in general and administrative costs of $7.8 million related to increased headcount to support the growth and operations of our business and $8.1 million of restructuring costs.

Other Income (Expense), Net

Years ended December 31,		Change
2016	2015	Amount	%
(dollars in thousands)
$(77)	$(402)	$325	80.8%

Other income (expense), net, changed by $0.3 million, or 80.8% during the year ended December 31, 2016 as compared to 2015. The change was primarily due to an increase in interest income with increased short-term investments.

Provision for Income Taxes

	Years ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,172	$682	$490	71.8%
Effective tax rate	(1.7)%	(1.4)%

The provision for income taxes for the years ended December 31, 2016 and 2015 was comprised primarily of foreign and state income taxes. The increase in the provision for income taxes in the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily attributable to an increase in foreign income tax.

Deferred Revenue

	Years ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total deferred revenue	$130,471	$106,657	$23,814	22.3%

Deferred revenue increased by $23.8 million, or 22.3%, to $130.5 million as of December 31, 2016 from $106.7 million as of December 31, 2015. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of December 31,		Change
	2016	2015	Amount	%
Number of customers	5,291	4,541	750	16.5%

Our number of customers increased by 750, or 16.5%, to 5,291 as of December 31, 2016 from 4,541 as of December 31, 2015. Our growth in customer count was driven by increasing market acceptance of our subscription services as well as an increase in our global sales and services and support organizations to 408 as of December 31, 2016 from 397 people as of December 31, 2015. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

Comparison of the Years Ended December 31, 2015 and 2014

Net Revenue

	Years ended December 31,
	2015		2014		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$107,563	46.0	$74,299	45.3	$33,264	44.8%
Services:
Maintenance and Support	66,380	28.3	54,795	33.4	11,585	21.1%
Professional Services and training	14,084	6.0	11,414	7.0	2,670	23.4%
Subscriptions	46,271	19.7	23,502	14.3	22,769	96.9%
Total Services	126,735	54.0	89,711	54.7	37,024	41.3%
Total net revenue	$234,298	100.0	$164,010	100.0	$70,288	42.9%
United States	$141,225	60.3	$87,155	53.1	$54,070	62.0%
EMEA	47,429	20.2	39,579	24.1	7,850	19.8%
APAC	30,180	12.9	27,798	16.9	2,382	8.6%
Other	15,464	6.6	9,478	5.8	5,986	63.2%
Total net revenue	$234,298	100.0	$164,010	100.0	$70,288	42.9%

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

The Americas region contributed the largest portion of this increase in overall revenue with a $60.0 million increase, or approximately a 62.1% change over the same period in 2014. In addition, an increase in sales volume of our products, increase in our international sales personnel and improved sales execution contributed to increases in revenue in EMEA and in APAC of $7.8 million and $2.4 million, or approximately a 19.8% and 8.6% change, respectively, over the same period in 2014.

Products and license revenue increased by $33.3 million, or 44.8%, to $107.6 million during the year ended December 31, 2015 from $74.3 million during the year ended December 31, 2014.The increase was primarily due to increased sales volume of our products, increased headcount and improved sales execution.

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

Other Income (Expense), Net

Years ended December 31,		Change
2015	2014	Amount	%
(dollars in thousands)
$(402)	$(220)	$(182)	(82.7)%

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

Capital Resources

As of December 31, 2016, we had $261.1 million of cash, cash equivalents and short-term investments, $12.4 million of which is held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, we could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $261.1 million as of December 31, 2016. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses and our follow-on public offering of common stock in March 2015 in which we raised $127.9 million after deducting underwriters’ discounts and offering expenses. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of Skyfence Networks, Ltd. and certain assets of Tomium and Camouflage which included cash consideration totaling approximately $24.8 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K:

	Years ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$22,494	$23,867	$4,126
Net cash used in investing activities	$(78,447)	$(63,775)	$(21,591)
Net cash (used in) provided by financing activities	$(4,831)	$140,078	$8,857

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

Net cash provided by operating activities of $22.5 million for the year ended December 31, 2016 reflected a net loss of $70.3 million, adjusted for non-cash charges of $72.4 million primarily due to stock-based compensation expense, as well as a net change of $20.4 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $23.7 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, in addition to an increase of $2.2 million in accrued and other liabilities. This change was partially offset by a decrease in accrued compensation and benefits of $2.5 million, an increase in accounts receivable of $1.5 million and a decrease in accounts payable of $1.4 million.

Net cash provided by operating activities of $23.9 million for the year ended December 31, 2015 reflected a net loss of $48.9 million, adjusted for non-cash charges of $57.2 million primarily due to stock-based compensation expense, as well as a net change of $15.5 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $25.5 million increase in our deferred revenue, which represents unearned amounts billed to our customers, resulting from our larger installed base combined with strong maintenance and support renewal rates from our existing customers, in addition to an increase of $7.8 million in accrued compensation and benefits and accrued and other liabilities. This change was partially offset by an increase in accounts receivable of $13.6 million and prepaid expenses and other assets of $4.2 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments, expenditures to purchase property and equipment and cost of acquisitions.

During the year ended December 31, 2016, cash used in investing activities was $78.4 million, primarily as a result of $130.0 million in purchases of short-term investments, $16.8 million in net purchases of property and equipment and $3.9 million in acquisition of Camouflage offset by $72.5 million in proceeds from maturities of short-term investments.

During the year ended December 31, 2015, cash used in investing activities was $63.8 million, primarily as a result of $89.6 million in purchases of short-term investments, and $8.1 million in net purchases of property and equipment partially offset by $33.9 million in proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided used in financing activities was $4.8 million for the year ended December 31, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.1 million offset by net proceeds from issuance of common stock of $2.4 million.

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

We define each of the four criteria above as follows:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a purchase order or acknowledgment issued pursuant to the terms and conditions of a direct customer end user or distributor or value-added reseller (VAR) agreement and, in limited cases with both distributor/VAR and an end user agreement and/or purchase order.

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

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware and is, therefore, subject to the industry-specific software revenue recognition guidance. Additionally, we provide unspecified software upgrades for our products, on a when-and-if available basis, and hardware replacements through maintenance and support contracts. These support arrangements when sold on a stand-alone basis are subject to the industry-specific software revenue recognition guidance.

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

For performance based RSUs granted to employees which only have performance conditions, we recognized expense based on our best estimate of number of awards which are expected to vest upon achievement of performance conditions. We revisit this estimate periodically

The fair value of the options and employee stock purchase plan awards during 2016, 2015 and 2014 were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2016	2015	2014
Option grants:
Expected dividend rate	0%	0%	0%
Risk-free interest rate	1.4%	1.8%	1.8%
Expected term (in years)	6.0	6.1	6.1
Expected volatility	58%	49%	46%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	0.5%	0.4%	0.1%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	58%	65%	45%

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

Expected Volatility. The expected volatility was based on our historical volatilities. The volatility is over a period equal to the expected terms of the stock option grants and the offering period for employee stock purchase plan.

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

Business Combinations

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

The total purchase consideration allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.

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

Goodwill and Acquired Intangibles

Goodwill is not amortized and is reviewed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company operates its business in one operating segment and one reporting unit, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in the cloud or on premises. In reviewing goodwill, we bypass the qualitative assessment and proceeds directly to performing the quantitative two step impairment test to test the reporting unit’s goodwill for impairment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill and is used as a screening process for identifying a potential goodwill impairment loss. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our goodwill to our net book value. In calculating the implied fair value of our goodwill, the fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

We complete our annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2016.

Intangible assets consist of purchased technology, customer relationships, trade names and domain names which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2016 and 2015, we have not incurred impairment losses on our long-lived assets.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations:	2017	2018	2019	2020	2021	Total
	(in thousands)
Operating lease obligations(1)	$7,598	$8,054	$4,650	$4,243	$106	$24,651
Severance Pay Fund(2)	—	—	—	—	—	5,696
Purchase commitments(3)	3,850	—	—	—	—	$3,850
Total	$11,448	$8,054	$4,650	$4,243	$106	$34,197

[1]

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the year ended December 31, 2016, we made regular lease payments of $6.2 million under the operating lease agreements.

[2]

Our consolidated balance sheet as of December 31, 2016 includes $5.7 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2016 and 2015 totaled $261.1 million and $264.8 million, respectively, and consist primarily of cash, cash equivalents and short-term investments with maturities of less than two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operation.

As of December 31, 2016, we have no indebtedness for borrowed money. To the extent in the future we enter into long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in Israeli shekels, the British Pound and Euros expected to occur within a year. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended December 31, 2016 (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2016	Sept.30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept.30, 2015	June 30, 2015	March 31, 2015
Net revenue:
Products and license	$28,641	$22,486	$14,830	$20,841	$36,113	$30,451	$23,895	$17,104
Services:
Maintenance and support	21,018	20,326	19,802	18,861	18,217	17,110	16,005	15,048
Professional services and training	3,374	3,228	3,656	3,435	3,476	3,500	3,176	3,932
Subscriptions	25,369	22,367	19,585	16,636	14,908	12,288	10,402	8,673
Total services	49,761	45,921	43,043	38,932	36,601	32,898	29,583	27,653
Total net revenue	78,402	68,407	57,873	59,773	72,714	63,349	53,478	44,757
Cost of revenue:
Products and license	3,133	2,394	1,814	2,184	3,412	2,741	2,796	1,998
Services	11,466	11,354	10,703	10,784	10,383	9,148	8,770	8,332
Total cost of revenue	14,599	13,748	12,517	12,968	13,795	11,889	11,566	10,330
Gross profit	63,803	54,659	45,356	46,805	58,919	51,460	41,912	34,427
Operating expenses:
Research and development	15,518	15,289	15,576	16,019	14,403	13,183	13,112	12,678
Sales and marketing	36,620	38,128	40,977	40,740	39,162	31,806	34,071	31,253
General and administrative	12,460	12,669	12,245	13,886	10,659	11,401	11,637	9,743
Restructuring charges	8,118	-	-	-	-	-	-	-
Amortization of acquired intangible assets	352	352	352	352	352	352	352	352
Total operating expenses	73,068	66,438	69,150	70,997	64,576	56,742	59,172	54,026
Loss from operations	(9,265)	(11,779)	(23,794)	(24,192)	(5,657)	(5,282)	(17,260)	(19,599)
Other income (expense), net	(26)	107	(241)	83	(189)	91	(224)	(80)
Loss before provision for income taxes	(9,291)	(11,672)	(24,035)	(24,109)	(5,846)	(5,191)	(17,484)	(19,679)
Provision (benefit) for income taxes	527	66	681	(102)	(65)	556	(160)	351
Net loss	$(9,818)	$(11,738)	$(24,716)	$(24,007)	$(5,781)	$(5,747)	$(17,324)	$(20,030)
Net loss per share stockholders, basic and diluted	$(0.30)	$(0.36)	$(0.77)	$(0.75)	$(0.18)	$(0.19)	$(0.57)	$(0.74)
Weighted-average shares used to compute net loss per share, basic and diluted	32,744	32,445	32,163	31,843	31,393	30,797	30,287	26,973

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERVA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited Imperva, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Imperva, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Imperva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Imperva, Inc.

We have audited the accompanying consolidated balance sheets of Imperva, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperva, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imperva, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2017

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,343	$168,252
Short-term investments	153,749	96,555
Restricted cash	68	79
Accounts receivable, net of allowance of $1,784 and $ 1,438 as of December 31, 2016 and 2015, respectively	62,571	61,051
Inventory	590	815
Prepaid expenses and other current assets	7,922	7,965
Total current assets	332,243	334,717
Property and equipment, net	21,496	12,164
Goodwill	37,448	34,972
Acquired intangible assets, net	8,393	7,991
Severance pay fund	5,070	4,530
Restricted cash	1,884	1,665
Deferred tax assets	1,220	588
Other assets	1,065	1,042
TOTAL ASSETS	$408,819	$397,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,529	$6,870
Accrued compensation and benefits	20,840	20,259
Accrued and other current liabilities	7,683	14,283
Deferred revenue	104,042	79,132
Total current liabilities	138,094	120,544
Other liabilities	6,637	4,515
Deferred revenue	26,429	27,525
Accrued severance pay	5,696	4,884
TOTAL LIABILITIES	176,856	157,468
Commitments and Contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 33,088,990 and 31,837,144 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	510,257	448,069
Accumulated deficit	(276,819)	(206,540)
Accumulated other comprehensive loss	(1,478)	(1,331)
TOTAL STOCKHOLDERS' EQUITY	231,963	240,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$408,819	$397,669

The accompanying notes are an integral part of these consolidated financial statements

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Net revenue:
Products and license	$86,798	$107,563	$74,299
Services	177,657	126,735	89,711
Total net revenue	264,455	234,298	164,010

Cost of revenue:
Products and license	9,525	10,947	9,248
Services	44,307	36,633	27,335
Total cost of revenue	53,832	47,580	36,583
Gross profit	210,623	186,718	127,427
Operating expenses:
Research and development	62,402	53,376	43,052
Sales and marketing	156,465	136,292	106,382
General and administrative	51,260	43,440	34,499
Restructuring charges	8,118	—	-
Amortization of acquired intangible assets	1,408	1,408	1,269
Total operating expenses	279,653	234,516	185,202
Loss from operations	(69,030)	(47,798)	(57,775)
Other income (expense), net	(77)	(402)	(220)
Loss before provision for income taxes	(69,107)	(48,200)	(57,995)
Provision for income taxes	1,172	682	1,181
Net loss	(70,279)	(48,882)	(59,176)
Loss attributable to non - controlling interest	—	—	213
Net loss attributable to Imperva, Inc. stockholders	$(70,279)	$(48,882)	$(58,963)
Net loss per share of common stock attributable to Imperva, Inc. stockholders, basic and diluted	$(2.18)	$(1.64)	$(2.28)
Shares used in computing net loss per share of common stock, basic and diluted	32,284	29,849	25,806

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years ended December 31,
	2016	2015	2014
Net loss	$(70,279)	$(48,882)	$(59,176)
Other comprehensive loss (net of tax):
Net change in net unrealized loss on investments	(103)	(249)	(59)
Net change in unrealized gain (loss) on hedging instruments	(44)	407	(1,002)
	(147)	158	(1,061)
Comprehensive loss	(70,426)	(48,724)	(60,237)
Comprehensive loss attributable to non - controlling interest	—	—	213
Comprehensive loss attributable to Imperva, Inc. stockholders	$(70,426)	$(48,724)	$(60,024)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non - controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as at December 31, 2013	25,206,498	2	187,957	(98,695)	(428)	(2,614)	86,222
Issuance of common stock related to acquisitions	738,479	—	24,163				24,163
Issuance of common stock, net of repurchases	672,832	—	7,371	—	—	—	7,371
Vesting of restricted stock	—	—	454	—	—	—	454
Stock-based compensation	—	—	37,273	—	—	—	37,273
Issuance of common stock in connection with employee stock purchase plan	188,068	—	3,332	—	—	—	3,332
Income tax benefit from employee stock option exercises	—	—	385	—	—	—	385
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(2,074)				(2,074)
Pre-combination service relating to acquired Skyfence option plan	—	—	354	—	—	—	354
Purchase of additional ownership interest in Incapsula, Inc.	89,603	—	(2,827)	—	—	2,827	-
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(59)	—	(59)
Change in unrealized loss on derivatives	—	—	—	—	(1,002)	—	(1,002)
Net loss	—	—	—	(58,963)	—	(213)	(59,176)
Comprehensive loss							(60,237)
Balance as at December 31, 2014	26,895,480	2	256,388	(157,658)	(1,489)	—	97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,740	—	—	—	127,741
Issuance of common stock, net of repurchases	670,844	—	18,724	—	—	—	18,724
Vesting of restricted stock	706,121	—	767	—	—	—	767
Stock-based compensation	—	—	50,964	—	—	—	50,964
Issuance of common stock in connection with employee stock purchase plan	114,699	—	4,785	—	—	—	4,785
Income tax benefit from employee stock option exercises	—	—	165	—	—	—	165
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(11,464)				(11,464)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(249)	—	(249)
Change in unrealized loss on derivatives	—	—	—	—	407	—	407
Net loss	—	—	—	(48,882)	—	—	(48,882)
Comprehensive loss	—	—	—				(48,724)
Balance as at December 31, 2015	31,837,144	3	448,069	(206,540)	(1,331)	—	240,201
Issuance of common stock, net of repurchases	843,724		$5,402				5,402
Issuance of holdback shares in connection with acquisitions	206,499	—	—	—	—	—	—
Stock-based compensation	—	—	$59,750	—	—	—	59,750
Issuance of common stock in connection with employee stock purchase plan	201,623		$5,831	—	—	—	5,831
Income tax benefit from employee stock option exercises	—	—	$36	—	—	—	36
Shares withheld for tax withholding on vesting of restricted stock units	—	—	$(8,831)	—	—	—	(8,831)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	—	—	—	—	(103)	—	(103)
Change in unrealized loss on derivatives	—	—	—	—	(44)		(44)
Net loss	—	—	—	(70,279)	—	—	(70,279)
Comprehensive loss	—	—	—	—		—	(70,426)
Balance as at December 31, 2016	33,088,990	$3	$510,257	$(276,819)	$(1,478)	$—	$231,963

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,279)	$(48,882)	$(59,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,488	4,551	3,578
Stock-based compensation	62,875	50,964	37,273
Amortization of acquired intangibles	1,408	1,408	1,269
Amortization of premiums/accretion of discounts on short-term investments	238	496	416
Loss on disposal of equipment	267	-	-
Excess tax benefits from share-based compensation	(36)	(165)	(385)
Other	125	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,520)	(13,605)	(3,000)
Inventory	(16)	(1,056)	253
Prepaid expenses and other assets	383	(4,220)	409
Accounts payable	(1,398)	977	1,150
Accrued compensation and benefits	(2,543)	4,510	2,630
Accrued and other liabilities	2,178	3,242	1,847
Severance pay, net	272	16	93
Deferred revenue	23,684	25,482	18,123
Deferred tax assets	(632)	149	(354)
Net cash provided by operating activities	22,494	23,867	4,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(129,989)	(89,626)	(33,267)
Proceeds from sales/maturities of short-term investments	72,453	33,948	29,821
Acquisitions, net of cash acquired	(3,914)	-	(12,083)
Net purchases of property and equipment	(16,789)	(8,080)	(5,621)
Change in restricted cash	(208)	(17)	(441)
Net cash used in investing activities	(78,447)	(63,775)	(21,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering costs	-	127,853	-
Settlement of holdback liability	(7,157)	-	-
Proceeds from issuance of common stock, net of repurchases	11,233	23,524	10,546
Shares withheld for tax withholding on vesting of restricted stock units	(8,831)	(11,464)	(2,074)
Offering costs relating to follow-on public offering	(112)	-	-
Excess tax benefits from share-based compensation	36	165	385
Net cash (used in) provided by financing activities	(4,831)	140,078	8,857
Effect of exchange rate changes on cash and cash equivalents	(125)	(14)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,909)	100,156	(8,608)
CASH AND CASH EQUIVALENTS - Beginning of period	168,252	68,096	76,704
CASH AND CASH EQUIVALENTS - End of period	$107,343	$168,252	$68,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,480	$652	$287
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued related to acquisitions of businesses	$-	$-	$24,163
Property and equipment incurred but not yet paid	$574	$517	$820
Vesting of restricted and early exercised stock options	$-	$767	$454

The accompanying notes are an integral part of the consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia and Europe. The Company is engaged in the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications, whether in the cloud or on premises.

On February 23, 2017, we completed the sale of our Skyfence cloud access security broker business to Forcepoint LLC for $40 million subject to potential working capital and other adjustments. See Note 18 for further discussion of the sale of the Skyfence business.

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

The Company has one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications, whether in the cloud or on premises.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include the fair value of accounts receivable, inventory, intangible assets and goodwill, useful lives of intangible assets and property and equipment, and assumptions used in the calculation of revenue, income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For forward foreign currency exchange contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss resulting from changes in the fair value of the derivative instruments is accounted for in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of stockholders’ equity and reclassified into operating expenses in the consolidated statements of operations in the period or periods during which the hedged transaction affects earnings. As of December 31, 2016, the Company estimated that $0.6 million of net derivative loss included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. The ineffective portion of the gain or loss resulting from the change in fair value is recognized in other income (expense), net in the consolidated statements of operations.

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

Restricted Cash

The Company has restricted cash pledged as collateral representing a security deposit required for facility leases. As of December 31, 2016 and 2015, the Company has classified $1.9 million and $1.7 million, respectively, of security deposit as non-current assets relating to its facility lease arrangements.

Inventory

Inventory consists of finished goods hardware appliances and related component parts and is stated at the lower of cost or market value where the cost is determined as the lower of an average cost basis or last invoice. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. For the years ended December 31, 2016, 2015 and 2014, the amount of inventory write-downs incurred by the Company were insignificant.

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

Goodwill and Acquired Intangibles

Goodwill is not amortized and is reviewed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company operates its business in one operating segment and one reporting unit, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in the cloud or on premises. In reviewing goodwill, the Company bypasses the qualitative assessment and proceeds directly to performing the quantitative two step impairment test to test the reporting unit’s goodwill for impairment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill and is used as a screening process for identifying a potential goodwill impairment loss. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of goodwill of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company completes its annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2016.

Intangible assets consist of purchased technology, customer relationships, trade names and domain names which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years as of December 31, 2016. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2016 and 2015, the Company has not written down any of its long-lived assets as a result of impairment.

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

The Company defines each of the four criteria above as follows:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a purchase order or acknowledgment issued pursuant to the terms and conditions of a direct customer end user or distributor or value-added reseller (VAR) agreement and, in limited cases with both distributor/VAR and an end user agreement and/or purchase order

•

Delivery or performance has occurred: The Company uses shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company recognizes product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. In most instances, the Company does not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with the Company’s sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on the Company’s hardware appliance, but is not considered essential to the functionality of the hardware and is, therefore, subject to the industry-specific software revenue recognition guidance. Additionally, the Company provides unspecified software upgrades for our products, on a when-and-if available basis, and hardware replacements through maintenance and support contracts. These support arrangements when sold on a stand-alone basis are subject to the industry-specific software revenue recognition guidance.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the year ended December 31, 2016 and 2015, we had one customer that represented 13% and 18% of our total revenue, respectively. For the year ended December 31, 2014, the Company did not have any customers that represented 10% or more of the Company’s total revenue. The same customer represented 18% and 21% of gross accounts receivable as of December 31, 2016 and 2015 respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is included within sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, advertising expenses were not material.

Retirement Savings Plan

The Company maintains a defined contribution 401(k) retirement savings plan for its U.S. employees. Each participant in the 401(k) retirement savings plan may elect to contribute a percentage of his or her annual compensation up to a specified maximum amount allowed under U.S. Internal Revenue Service regulations. There were no employer contributions to the 401(k) retirement savings plan for the years ended December 31, 2016, 2015 and 2014.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law. The carrying value of the deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date. The Company recognized severance expense related to the Israeli severance pay law during the years ended December 31, 2016, 2015 and 2014 of $1.6 million, $1.3 million, and $1.4 million, respectively.

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

For performance based RSUs granted to employees which only have performance conditions, we recognized expense based on our best estimate of number of awards which are expected to vest upon achievement of performance conditions. We revisit this estimate periodically.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of activities and assets, or “set,” is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this Update:

(1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and

(2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally, are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs.

Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a prospective basis. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis. The new accounting pronouncements will not have a significant impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt the updated guidance on January 1, 2017 and will recognize excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value. As required in the updated guidance, the Company will present cash flows related to employee withholding taxes as operating activities as opposed to financing activities, on a retrospective basis. The Company is in the process of evaluating the other potential effects this guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09—Revenue (Topic 606): Revenue from Contracts with Customers. The standard will replace most existing U.S. GAAP guidance on this topic. The standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.

The standard will be effective for the Company beginning January 1, 2018 using either of two methods: (1) retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. Adoption as of the original effective date of January 1, 2017 is permitted. The Company is considering adopting the standard under the full retrospective method effective January 1, 2018; however, a final decision regarding the adoption method has not been finalized at this time. The Company’s ability to adopt using the full retrospective method is dependent on several factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, and the completion of the review and analysis of information necessary to restate prior-period financial statements.

The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.

As part of its preliminary evaluation, the Company has considered the impact of the standard’s requirements with respect to capitalization and amortization of incremental costs of obtaining a contract, primarily sales commissions. Under the Company’s current accounting policy, contract origination costs are expensed as incurred. The new standard requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs.

While the Company continues to assess the potential impacts of the new standard, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

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

Under the terms of the agreements between the Company and Incapsula, the Company had the right, but not the obligation, to purchase the remaining ownership interest in Incapsula commencing on November 5, 2013 and ending on November 5, 2018 (the “Purchase Right”). In March 2014, the Company acquired the remaining outstanding capital stock in exchange for approximately 124,088 shares of Company common stock with an aggregate fair value of $7.7 million, of which 34,420 shares were subject to a one-year holdback and were issued in 2015.

As of the date of the acquisition, the remaining non-controlling interest on the Company’s balance sheet of $2.8 million was reclassified to additional paid-in capital given the Company’s complete ownership of Incapsula.

3. Acquisition

On December 15, 2016, the Company acquired certain assets and liabilities of Camouflage Software Inc. (“Camouflage”), a private company based in Newfoundland, Canada. Camouflage is a provider of data management, security and data masking solutions. The Company acquired Camouflage for cash consideration of $4.5 million. Approximately $0.6 million of the consideration is a holdback payment commitment due 24 months from the date the acquisition closes. Imperva acquired certain tangible assets and also assumed liabilities of Camouflage. Substantially all of the consideration was allocated to goodwill and intangible assets, such as developed technology, customer relationships and trade name.

The acquisition was accounted for in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations, and the results of operations of the acquisition have been included in the Company’s consolidated results of operations from the date of the acquisition. The acquisition was not material to the Company’s results of operations in the period of acquisition.

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

The purchase consideration allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis over a seven-year estimated useful life as this best approximates the benefit period related to these assets.

The excess of the purchase consideration over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill and primarily reflects the value of the synergies expected to be generated from combining the Company’s and the acquired entities’ technology and operations.

The following table summarizes the preliminary allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date based on information available at the business combination date (in thousands):

Acquired Technology	$1,050
Customer relationships	480
Trade name and other	280
Goodwill	2,476
Total intangible assets acquired	4,286
Other acquired tangible assets	363
Liability assumed	(130)
Fair value of assets acquired	$4,519

The total purchase consideration was allocated using the information available at the business combination date. Goodwill recorded in connection with the acquisition is deductible for U.S. income tax purposes.

The Company expensed the related acquisition costs, consisting primarily of legal costs in the amount of $0.1 million in general and administrative expenses. The Company’s management believes that the goodwill represents the synergies expected from combining the acquired technology and operations with those of Imperva.

The results of operations related to the Camouflage assets and liabilities have been included in the Company’s consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$63,642	$—	$—	$63,642
Commercial paper	6,995	—	2	6,993
Money market funds	36,708	—	—	36,708
Total	$107,345	$—	$2	$107,343
Short-term investments:
Commercial paper	$14,245	$—	$8	$14,237
Corporate debt obligations	110,062	—	347	109,715
US government agencies	18,998	2	50	18,950
Bank deposits	10,846	1	—	10,847
Total	$154,151	$3	$405	$153,749

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$57,906	$—	$—	$57,906
Bank deposits	10,253	—	—	10,253
Commercial paper	13,896	—	3	13,893
Money market funds	86,200	—	—	86,200
Total	$168,255	$—	$3	$168,252
Short-term investments:
Corporate debt obligations	$86,590	$2	$300	86,292
Bank deposits	10,263	—	—	10,263
Total	$96,853	$2	$300	$96,555

The following table sets forth the cost and estimated fair value of short-term investments based on stated effective maturities as of December 31, 2016 (in thousands):

	As of December 31, 2016
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due in 2017	$84,406	$84,315
Due in 2018	69,745	69,434
Total	$154,151	$153,749

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the years ended December 31, 2016 and 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,237	$8			$14,237	$8
Corporate debt obligations	78,821	323	29,689	24	108,510	347
US government agencies	11,451	46	3,496	4	14,947	50

	$104,509	$377	$33,185	$28	$137,694	$405

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$73,673	$286	$10,609	$14	$84,282	$300

	$73,673	$286	$10,609	$14	$84,282	$300

5. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2016 and 2015, by level within the fair value hierarchy (in thousands):

	As of December 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	—	6,993	—	6,993
Money market funds	36,708	—	—	36,708
Short-term investments:
Commercial paper	—	14,237	—	14,237
Corporate debt obligations	—	109,715	—	109,715
US government agencies	—	18,950	—	18,950
Bank deposits	—	10,847	—	10,847
Total financial assets	$36,708	$160,742	$—	$197,450
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$639	$—	$639

	As of December 31, 2015
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Bank deposits	$—	$10,253	$—	$10,253
Commercial paper	—	13,893	—	13,893
Money market funds	86,200	—	—	86,200
Short-term investments:
Corporate debt obligations	—	86,292	—	86,292
Bank deposits	—	10,263	—	10,263
Total financial assets	$86,200	$120,701	$—	$206,901
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$595	$—	$595

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $5.1 million and $4.5 million as of December 31, 2016 and 2015, respectively.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, include U.S. agency securities, investment-grade corporate bonds, term deposits and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2016 and 2015.

6. Derivative Instruments

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than U.S. dollars. Substantially all of the Company’s revenue and capital purchasing activities and a majority of its operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the Israeli shekel, the British Pound and the Euro.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Liability as of December 31,
	2016		2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in accrued and other current liabilities	$60,756	$639	$47,231	$595

Gains (losses) on derivative instruments accounted for as hedges and their classification on the consolidated statement of operations, are presented in the following tables (in thousands):

	Years ended December 31,
	2016	2015	2014
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$1,775	$834	$191
Losses recognized in OCI (a)	$(1,909)	$(1,399)	$(1,846)
Gains recognized from accumulated OCI into net loss (b)	$257	$—	$55
Losses recognized from accumulated OCI into net loss (b)	$(347)	$(972)	$(708)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other income (loss), into net loss, of which $(8), $(107) and $(72) were recognized within cost of sales for the years ended December 31, 2016, 2015 and 2014, respectively, and $(82), $(865), and $(581) were recognized within operating expenses for the year ended December 31, 2016, 2015 and 2014, respectively. All amounts are reflected with the respective consolidated statement of operations.

7. Consolidated Balance Sheet Components

Allowance for Doubtful Accounts

The allowance for doubtful accounts is comprised of the following activity (in thousands):

	Years Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts and sales returns reserve, beginning balance	$1,438	$215	$410

Allowance for doubtful accounts, beginning balance	$1,115	$215	$410
Charged to costs and expenses, net of recoveries	315	1,044	418
Deductions (write-offs)	(477)	(144)	(613)
Allowance for doubtful accounts, ending balance	953	1,115	215
Sales returns reserve, beginning balance	323
Charged to revenue	1,560	677	-
Deductions (write-offs)	(1,052)	(354)	-
Sales returns reserve, ending balance	831	323	-
Total allowance for doubtful accounts and sales returns reserve, ending balance	$1,784	$1,438	$215

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2016	2015
Prepaid expenses	4,980	5,111
Prepaid income taxes	1,559	585
Interest receivable	758	467
Other	625	1,802
Total prepaid expenses and other current assets	$7,922	$7,965

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2016	2015
Computers and related equipment	$25,285	$15,953
Office furniture and equipment	3,228	1,632
Leasehold improvements	11,947	7,791
Total property and equipment	40,460	25,376
Less: accumulated depreciation and amortization	(18,964)	(13,212)
Total property and equipment, net	$21,496	$12,164

Depreciation and amortization expense totaled $7.5 million, $4.5 million and $3.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2016	2015
Salary and related benefits	$9,588	$7,215
Accrued vacation	4,178	3,774
Accrued incentive payments	5,942	9,270
Accrued restructuring	1,132	-
Total accrued compensation and benefits	$20,840	$20,259

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accrued expenses	$4,616	$4,633
Derivative liability	639	595
Income tax payable	435	323
Short-term deferred rent	461	283
Skyfence holdback liability	-	7,556
Sales Taxes Payable	849	411
Other	683	482
Total accrued and other current liabilities	$7,683	$14,283

Other Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Long-term deferred rent	$2,111	$1,926
Deferred tax liability	1,265	1,145
Uncertain Tax Positions	2,446	1,236
Other	815	208
Total other liabilities	$6,637	$4,515

8. Goodwill and Acquired Intangible Assets

In December 2016, the Company completed the acquisition of Camouflage Software Inc., which $2.5 million was allocated to goodwill and $1.8 million to acquired intangible assets. The Company did not have any goodwill impairments during 2016, 2015 or 2014.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows (in thousands):

Balance as of December 31, 2015	$34,972
Goodwill acquired	2,476
Balance as of December 31, 2016	$37,448

Acquired intangible assets subject to amortization as of December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$11,718	$(4,085)	$7,633
Customer relationships	480	-	480
Trade name and other	280	-	280
Total	$12,478	$(4,085)	$8,393

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$10,668	$(2,677)	$7,991
Total	$10,668	$(2,677)	$7,991

Amortization expense related to acquired intangible assets was $1.4 million for the year ended December 31, 2016. Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. Acquired technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 5.2 years, 7.0 years, and 7.0 years, respectively. As of December 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

Acquired
Fiscal Year	Intangibles
2017	$1,666
2018	1,666
2019	1,666
2020	1,666
Thereafter	1,729
Total expected amortization expense	$8,393

9. Other Income (Expense), net

Other income (expense), net is comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Other Income:
Interest income	$1,369	$701	$163
Foreign currency forward contract gains, net	9	-	-
Foreign currency exchange gains, net	209	5	8
Total other income	1,587	706	171
Other Expense:
Skyfence holdback liability accretion	(6)	(212)	(186)
Foreign currency exchange losses, net	(708)	(322)	-
Bank charges and Other expenses	(950)	(574)	(205)
Total other expense	(1,664)	(1,108)	(391)
Total other income (expense), net	$(77)	$(402)	$(220)

10. Revolving Credit Facility

In September 2010, the Company entered into a revolving credit facility with a financial institution. The agreement, provided for maximum borrowing capacity of up to $7.5 million. In November 2016, we terminated the credit facility. As of December 31, 2016 and 2015, there was no balance outstanding on the credit facility.

11. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2017 through 2021. Future minimum payments under these facility operating leases are as follows as of December 31, 2016 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2017	$7,598	$611
2018	8,054	399
2019	4,650	-
2020	4,243	-
2021	106	-
Total	$24,651	$1,010

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $6.1 million, $4.6 million, and $3.9 million, respectively.

In connection with leases for office space, the Company received tenant improvement allowances of $0.7 million, $0.3 million and $0.6 million during the years ended December 31, 2016, 2012 and 2010, respectively. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net and as deferred rent within other liabilities on the consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the respective lease term.

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

As of December 31, 2016 and 2015 the Company has $1.9 million and $1.7 million, respectively, in restricted deposits to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $0.1 million as of December 31, 2016. Motor vehicle lease expenses for the years ended December 31, 2016, 2015 and 2014 were $2.7 million, $2.4 million and $2.6 million, respectively.

(c) Purchase Commitments

As of both December 31, 2016 and 2015, the Company had purchase commitments of $3.8 million and $5.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. On October 19, 2016, plaintiff filed a motion for class certification.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of December 31, 2016 and 2015. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

12. Capital Stock

Common Stock Reserved for Issuance

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2016	2015
Issuance in connection with outstanding stock options	1,570,765	1,949,089
Issuance in connection with restricted stock units outstanding	1,994,790	1,898,025
Reserved for future stock option and restricted stock unit grants	2,464,181	1,726,346
Reserved for future issuance under the employee stock purchase plan	1,161,396	1,049,524
	7,191,132	6,622,984

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Stock Option and Incentive Plan (the “2011 Plan”) which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.  In May 2016, the Company’s stockholders approved of an increase to the share reserve under the 2011 Stock Plan and Incentive Plan by 1,300,000 shares.

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

(d) Inducement Stock Option Plans and Agreement and Inducement Restricted Stock Unit Plans and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted Inducement Stock Option Plan and Agreement (the “Inducement Option Plan”) and Inducement Restricted Stock Unit Plan and Agreement (the “Inducement RSU Plan”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase up to 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which have a ten-year term, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing a total of 290,000 shares of the Company’s common stock. The RSUs, which expire following settlement, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

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

(g) Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding - December 31, 2013	1,675,506	$23.78	8.01	$40,813
Granted	1,256,559	$41.39
Options assumed in acquisitions	72,607	$13.30
Exercised or released	(496,297)	$14.85
Cancelled or forfeited	(264,012)	$35.85
Outstanding - December 31, 2014	2,244,363	$33.83	8.27	$38,457
Granted	696,971	$49.20
Exercised or released	(636,424)	$29.44
Cancelled or forfeited	(355,821)	$42.00
Balances - December 31, 2015	1,949,089	$39.27	8.09	$47,480
Granted	48,260	$53.59
Exercised or released	(184,737)	$29.24
Cancelled or forfeited	(241,847)	$47.35
Balances - December 31, 2016	1,570,765	$39.64	6.90	$9,226
Vested and expected to vest - December 31, 2016	1,463,772	$39.03	6.82	$9,061
Exercisable - December 31, 2016	967,186	$36.66	6.31	$7,339

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $38.40 of the Company’s common stock on December 31, 2016

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2016 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Shares Subject to Stock Options	Weighted Average Exercise Price per Share
$0.02 to $10.70	134,548	4.02	$7.01	130,579	$7.22
$10.71 to $29.10	168,845	6.66	$25.73	121,118	$25.37
$29.11 to $32.54	236,906	7.51	$29.40	116,285	$29.53
$32.55 to $34.55	149,082	5.09	$33.78	133,559	$33.76
$34.56 to $54.48	464,660	7.68	$43.41	240,153	$43.04
$54.49 to $61.50	248,776	7.21	$55.16	149,677	$54.92
$61.51 to $69.19	143,729	7.42	$65.04	68,611	$64.52
$69.20 to $77.00	24,219	8.50	$71.73	7,204	$71.74
	1,570,765	6.90	$39.64	967,186	$36.66

(h) RSU Activity

A summary of RSU activity for the year ended December 31, 2016, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2014	2,279,081	$39.07
Granted	911,734	$53.02
Granted, performance RSUs	249,220	$42.58
Released	(898,205)	$34.97
Cancelled or expired	(643,805)	$35.09
Unvested - December 31, 2015	1,898,025	$49.53
Granted	1,160,062	$47.42
Granted, performance RSUs	273,900	$51.55
Released	(884,349)	$43.04
Cancelled or forfeited	(452,848)	$49.86
Unvested - December 31, 2016	1,994,790	$51.42

(i) Stock-Based Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$4,664	$3,862	$2,058
Research and development	14,711	13,831	8,799
Sales and marketing	20,510	16,717	13,558
General and administrative	17,131	16,554	12,858
Restructuring charges	5,859	-	-
Total stock-based compensation expense	$62,875	$50,964	$37,273

Included in the total above is $3.1 million related to a liability award which is expected to settle in 2017

(j) Determining the Fair Value of RSUs, Performance RSUs, Stock Options, and ESPP

The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

The fair value of RSUs granted to employees which have multiple performance conditions is determined by the Company using a Monte Carlo simulation model. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. The Company updates the estimated expense, net of forfeitures, at the end of each reporting period. The expense is recognized on an accelerated basis over the requisite service period, which is generally the vesting period of the respective awards.

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

Expected Volatility—The expected volatility was based on our historical volatilities. The volatility is over a period equal to the expected terms of the stock option grants and the offering period for employee stock purchase plan.

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

A summary of the weighted-average assumptions is as follows:

	Years Ended December 31
	2016	2015	2014
Stock option grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.4%	1.8%	1.8%
Expected term (in years)	6.0	6.1	6.1
Expected volatility	58%	49%	46%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	0.5%	0.4%	0.1%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	58%	65%	45%

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2016, 2015 and 2014 was $29.23, $23.75, and $19.36 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees during the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $16.6 million, and $24.3 million, respectively. The aggregate grant date fair value of the Company’s stock options vested during the years ended December 31, 2016, 2015, and 2014 was $11.9 million, $11.7 million, and $7.2 million, respectively. The fair value of the Company’s RSUs vested during the year ended December 31, 2016, 2015 and 2014 was $38.1 million, $31.4 million and $8.3 million, respectively.

The aggregate intrinsic value of options exercised under the Plans was $2.5 million, $21.6 million, and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.

As of December 31, 2016, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $69.5 million, net of estimated forfeitures. As of December 31, 2016, this cost will be amortized to expense over a weighted-average remaining period of 2.5 years, and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan were $2.4 million, $12.1 million, and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. There was no capitalized stock-based compensation cost during the years ended December 31, 2016, 2015 and 2014. Recognized stock-based compensation tax benefits during the year ended December 31, 2016, 2015 and 2014 was $0.1 million $0.2 million and $0.4 million, respectively.

(k) Common Stock Subject to Repurchase

In connection with the acquisition of Skyfence in the first quarter of 2014, the Company issued 532,262 shares of the Company’s common stock with a fair value per share of $59.08 which are subject to forfeiture based upon time-based vesting and continuing employment over the term of the corresponding four-year service period. 421,365 and 236,537 shares were fully vested as of December 31, 2016 and 2015 respectively.

(l) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

13. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Years ended December 31,
	2016			2015			2014
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)	$(426)	$(2)	$(428)
Other comprehensive income (loss) before reclassifications	(134)	(103)	(237)	(565)	(249)	(814)	(1,655)	(59)	(1,714)
Amounts reclassified to net loss	90	—	90	972	—	972	653	—	653
Change in other comprehensive income (loss)	(44)	(103)	(147)	407	(249)	158	(1,002)	(59)	(1,061)
Balance at December 31	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the years 2016, 2015, and 2014 (in thousands):

	Year ended December 31,
	2016			2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(134)	-	$(134)	$(565)	$—	$(565)	$(1,655)	$—	$(1,655)
Reclassification adjustments [1]	90	-	90	972	—	972	653	—	$653
Unrealized gains (losses) on cash flow hedges, net	(44)	-	(44)	407	-	407	(1,002)	—	(1,002)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(103)	-	(103)	$(249)	-	(249)	(59)	—	(59)
Reclassification adjustments [2]	—	-	—	—	-	—	—	—	-
Unrealized gains (losses) on investments:	(103)	—	(103)	(249)	—	(249)	(59)	—	(59)
Other comprehensive income (loss)	$(147)	$—	$(147)	$158	$—	$158	$(1,061)	$—	$(1,061)

[1]	Refer to Note 6 for the affected line items in the consolidated statement of operations
[2]	Amount included in other income (expense), net, in the consolidated statement of operations

14. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(72,139)	$(50,892)	$(55,330)
Foreign	3,032	2,692	(2,665)
Loss before provision for taxes	$(69,107)	$(48,200)	$(57,995)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	62	34	66
Foreign	1,654	857	1,523
Total current provision	1,716	891	1,589
Deferred
Federal	130	63	109
State	6	(1)	6
Foreign	(680)	(271)	(523)
Total deferred provision	(544)	(209)	(408)
Total	$1,172	$682	$1,181

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax benefit at federal statutory tax rate	$(23,496)	$(16,388)	$(19,718)
Tax benefit at state statutory tax rate	(1,008)	(499)	(1,169)
Foreign tax rate differential	57	(826)	(526)
Unbenefitted loss of consolidated investment	-	-	2,366
Change in valuation allowance	17,701	9,738	12,407
Meals and entertainment	222	44	34
Stock compensation	7,857	8,492	7,160
Nondeductible expenses and other	(161)	121	627
Provision for income taxes	$1,172	$682	$1,181

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Reserves and accruals	$2,817	$2,662
Deferred revenue	10,379	8,724
Stock-based compensation	7,361	4,772
Net operating loss carryforwards	47,452	37,793
Loss on OCI	370	374
Other	67	32
Gross deferred tax assets	68,446	54,357
Valuation allowance	(68,227)	(53,468)
Total deferred tax assets	219	889
Deferred tax liabilities:
Stock-based compensation	(21)	(21)
Depreciation and amortization	(243)	(1,425)
Total deferred tax liabilities	(264)	(1,446)
Net deferred tax liability	$(45)	$(557)

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets and Imperva Israel net operating loss generated. The Company’s valuation allowance increased by $14.8 million, $13.0 million, and $7.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $180.4 million and $85.2 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2036 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2017 through 2036.

The Company uses the “with-and-without” approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2016, the amount of such excess tax benefits from stock options included in deferred tax assets for federal and state net operating losses were $49.9 million and $29.5 million, respectively. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the statement of operations.

Net operating loss carryforwards reflected above may be subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. For fiscal years 2016, 2015, and 2014 the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $9.7 million, $13.6 million and $12.9 million, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation.

As of December 31, 2016 and 2015, the Company had gross unrecognized tax benefits of approximately $2.3 million and $1.2 million, respectively, all of which would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2016 and 2015, the Company accrued interest of $0.2 million and $0.1 million in income tax expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance at January 1	$1,154	$672	$353
Additions based on tax positions taken during the current period	761	401	222
Reductions based on tax positions taken during the prior period	(42)	(50)	(47)
Additions based on tax positions taken during a prior period	409	131	144
Balance at December 31	$2,282	$1,154	$672

The Company’s material income tax jurisdictions are the United States (federal), California and Israel. As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2004 and forward for federal purposes and 2006 and forward for California purposes. The Company’s tax years 2011 and forward are subject to audit in Israel. The Company’s 2011 and 2012 tax years are currently under examination by Israeli Tax Authorities. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

The Company's Israeli subsidiaries ("Israeli subsidiaries") research and development intercompany services activity ("R&D activity") have a "Beneficiary Enterprise" status for a separate investment program that was elected by the Israel subsidiaries starting 2012 under the Law for Encouragement of Capital Investments, 1959 (the "Investments Law), amended from time to time. The entitlement to the above benefits is conditional upon the Israeli subsidiaries fulfilling the conditions stipulated by the Investments Law and regulations published there under.

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

The Company’s services revenue was comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Maintenance and support	$80,007	$66,380	$54,795
Professional services and training	13,693	14,084	11,414
Subscriptions	83,957	46,271	23,502
Total net services revenue	$177,657	$126,735	$89,711

The Company’s revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$143,607	$141,225	$87,155
EMEA	50,838	47,429	39,579
APAC	48,391	30,180	27,798
Other	21,619	15,464	9,478
Total net revenue	$264,455	$234,298	$164,010

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2016	2015	2014
United States	$20,525	$9,913	$6,761
Israel	9,344	10,224	10,221
Other	20	18	35
Total long-lived assets	$29,889	$20,155	$17,017

16. Restructuring Charges

In November 2016, we implemented a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. The restructuring charge during the year ended December 31, 2016 of $8.1 million includes a non-cash charge of $5.8 million related to stock-based compensation and $2.3 million of cash charges related to involuntary employee termination benefits. Of the $2.3 million of cash charges, $1.2 million was paid in 2016 and $1.1 million of the restructuring charges will be paid in the first quarter of 2017, and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheet as of December 31, 2016. The restructuring activity was substantially complete during the year ended December 31, 2016 and we do not expect material costs associated with the activity in future periods.

17. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to Imperva, Inc. stockholders	$(70,279)	$(48,882)	$(58,963)
Shares used in computing net loss per share of common stock, basic and diluted	32,284	29,849	25,806
Net loss per share of common stock, basic and diluted	$(2.18)	$(1.64)	$(2.28)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2016	2015	2014
Stock options to purchase common stock	1,570,765	1,949,089	2,244,363
Restricted stock units for common stock	1,994,790	1,898,025	2,279,081
Restricted shares of common stock subject to repurchase	-	-	217,621
Restricted stock issued in connection with Skyfence acquisition	110,897	118,961	355,499

18. Subsequent Event

On February 8, 2017, the Company and its wholly-owned subsidiary, Skyfence Networks Ltd., entered into an Asset Purchase Agreement with Forcepoint LLC, to sell the assets used in the Skyfence cloud access security broker business for total purchase price of approximately $40 million in cash, subject to potential working capital and other adjustments as are set forth in the Asset Purchase Agreement. The sale was completed on February 23, 2017.

We are in the process of finalizing the impact of the transaction on our financial statements, including evaluating the resulting gain that will be recognized, based on all the terms of the agreement. The following table presents our best estimate of the aggregate carrying amounts of the major classes of assets and liabilities related to the Skyfence business to be disposed of as of December 31, 2016:

(dollars in thousands)
Assets
Accounts receivables	$463
Prepaid and other current assets	15
Property and equipment, net	234
Goodwill	1,179
Acquired intangible assets, net	4,668
Total assets	$6,559
Liabilities:
Accounts payable	$163
Accrued and other current liabilities	76
Deferred revenue	1,334
Total liabilities	$1,573

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 57.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on February 24, 2017, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

By:	/s/ Anthony Bettencourt	By:	/s/ Terrence Schmid
	Anthony Bettencourt		Terrence Schmid
	President and Chief Executive Officer		Chief Financial Officer

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

Signature	Title	Date

/s/ Anthony Bettencourt	President, Chief Executive Officer and	February 24, 2017
Anthony Bettencourt	Chairman of the Board
(Principal Executive Officer)

/s/ Terrence Schmid	Chief Financial Officer	February 24, 2017
Terrence Schmid	(Principal Accounting and
Financial Officer)

/s/ Geraldine Elliott	Director	February 24, 2017
Geraldine Elliott

/s/ Charles Giancarlo	Director	February 24, 2017
Charles Giancarlo

/s/ Albert Pimentel	Director	February 24, 2017
Albert Pimentel

/s/ Roger Sippl	Director	February 24, 2017
Roger Sippl

/s/ Randall Spratt	Director	February 24, 2017
Randall Spratt

/s/ Allan Tessler	Director	February 24, 2017
Allan Tessler

/s/ James Tolonen	Director	February 24, 2017
James Tolonen

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.3	10/28/11

3.2	Amended and Restated Bylaws of Imperva, Inc., as currently in effect.	8-K	001-35338	3.1	2/8/17

4.1	Specimen Certificate Evidencing Shares of Imperva, Inc. common stock.	S-1/A	333-175008	4.1	10/28/11

10.1#	2003 Stock Plan, as amended, including addendums and sub-plans.	S-1	333-175008	10.1	6/17/11

10.2#	Forms of agreements under the 2003 Stock Plan, as amended.	S-1	333-175008	10.2	6/17/11

10.3#	2011 Stock Option and Incentive Plan and subplan and form agreements thereunder.	10-Q	001-35338	10.2	5/9/16

10.4#	2011 Employee Stock Purchase Plan.	S-1/A	333-175008	10.19	10/28/11

10.5#	Incapsula, Inc. 2010 Stock Incentive Plan and form agreements thereunder.	S-8	333-194955	99.1	4/1/14

10.6#	Form of Imperva, Inc. Stock Option Assumption Agreement for Incapsula, Inc. 2010 Stock Incentive Plan.	S-8	333-194955	99.2	4/1/14

10.7#	2015 Equity Inducement Plan and forms of agreements thereunder.	S-8	222-207825	99.1	11/5/15

10.8#	Form of Inducement Stock Option Plan and Agreement between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.5	8/18/14

10.9#	Form of Inducement Restricted Stock Unit Plan and Agreement between Imperva, Inc. and Anthony J. Bettencourt.	8-K	001-35338	10.6	8/18/14

10.10#	Form of Amended and Restated Indemnification Agreement.	S-1/A	333-175008	10.4	10/28/11

10.11#	Offer Letter, dated September 29, 2010, between Imperva, Inc. and Terrence J. Schmid.	S-1/A	333-175008	10.6	9/6/11
10.12#	Offer letter, dated September 30, 2014, between Imperva, Inc. and Michael Mooney	10-Q	001-35338	10.1	5/11/15

10.13#	Offer Letter, dated May 5, 2004, between Imperva, Inc. and Mark Kraynak.	10-Q	001-35338	10.01	5/9/13

10.14#	Offer Letter, dated August 13, 2014, between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.1	8/18/14
10.15#	Offer Letter, dated June 10, 2011, between Imperva, Inc. and Trâm Phi	10-Q	001-35338	10.01	5/11/12

10.16#	Imperva, Inc. Change in Control Plan and Form Notice of Participation.	10-K	001-35338	10.26	3/28/12

10.17#	Imperva, Inc. 2017 Senior Management Bonus Plan.					X

10.18†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.	S-1	333-175008	10.11	6/17/11

10.19†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/13/12

10.20†	Second Amendment to OEM Agreement dated as of January 23, 2013 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-K	001-35338	10.17	3/15/13

10.21†	Third Amendment to OEM Agreement dated as of May 22, 2014 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/8/14

10.22	Lease Agreement, dated February 6, 2008, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.13	6/17/11

10.23	First Amendment to Lease (Relocation), dated February 12, 2010, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.14	6/17/11

10.24	Second Amendment to Lease (Expansion) effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.2	5/30/12

10.25	Third Amendment to Lease effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.	10-Q	001-35338	10.1	11/13/12
10.26	Fourth Amendment to Lease (Expansion) effective as of May 6, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	5/12/15
10.27	Fifth Amendment to Lease (Expansion) effective as of October 28, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	10/29/15
10.28	Sixth Amendment to Lease effective as of October 28, 2015 between Westport Office Park, LLC and Imperva. Inc.	8-K	001-35338	10.1	10/29/15

10.29	Seventh Amendment to Lease effective as of March 9, 2016 between Westport Office Park, LLC and Imperva. Inc.	10-Q	001-35338	10.1	5/9/16

21.1	Subsidiaries of Imperva, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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