Form 10-Q
period 2017-03-31
IMPERVA INC
filed 2017-05-08
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of April 28, 2017: 33,461,592 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,318	$107,343
Short-term investments	176,494	153,749
Restricted cash	72	68
Accounts receivable, net of allowance of $1,605 and $ 1,784 as of March 31, 2017 and December 31, 2016, respectively	44,882	62,571
Inventory	496	590
Prepaid expenses and other current assets	10,804	7,922
Total current assets	369,066	332,243
Property and equipment, net	22,465	21,496
Goodwill	36,389	37,448
Acquired intangible assets, net	3,581	8,393
Severance pay fund	5,773	5,070
Restricted cash	1,898	1,884
Deferred tax assets	1,460	1,220
Other assets	6,094	1,065
TOTAL ASSETS	$446,726	$408,819
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,047	$5,529
Accrued compensation and benefits	19,981	20,840
Accrued and other current liabilities	9,979	7,683
Deferred revenue	100,971	104,042
Total current liabilities	134,978	138,094
Other liabilities	7,932	6,637
Deferred revenue	24,178	26,429
Accrued severance pay	6,694	5,696
TOTAL LIABILITIES	173,782	176,856
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value - 145,000,000 shares authorized, 33,454,542 and 33,088,990 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	528,985	510,257
Accumulated deficit	(256,323)	(276,819)
Accumulated other comprehensive income (loss)	279	(1,478)
TOTAL STOCKHOLDERS' EQUITY	272,944	231,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,726	$408,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Net revenue:
Products and license	$19,578	$20,841
Services	52,730	38,932
Total net revenue	72,308	59,773

Cost of revenue:
Products and license	1,932	2,184
Services	13,020	10,784
Total cost of revenue	14,952	12,968
Gross profit	57,356	46,805
Operating expenses:
Research and development	17,450	16,019
Sales and marketing	37,124	40,740
General and administrative	13,536	13,886
Restructuring charges	667	-
Amortization of acquired intangible assets	317	352
Total operating expenses	69,094	70,997
Loss from operations	(11,738)	(24,192)
Gain on sale of business	35,871	-
Other income (expense), net	(92)	83
Income (loss) before provision for income taxes	24,041	(24,109)
Provision (benefit) for income taxes	958	(102)
Net income (loss)	$23,083	$(24,007)
Earnings per share:
Basic	$0.70	$(0.75)
Diluted	$0.68	$(0.75)
Shares used in computing earnings per share:
Basic	33,207	31,843
Diluted	33,771	31,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Net Income (loss)	$23,083	$(24,007)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized gain (loss) on investments	28	169
Net change in unrealized gain (loss) on hedging instruments	1,729	916
	1,757	1,085
Comprehensive income (loss)	$24,840	$(22,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2017
Balance as at January 1, 2017	33,088,990	$3	$510,257	$(276,819)	$(1,478)	$231,963
Cumulative effect of a change in accounting principle			2,601	$(2,587)		14
Issuance of common stock under employee equity plans, net of repurchases	365,552	—	7,149	—	—	7,149
Stock-based compensation	—	—	13,610	—	—	13,610
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(4,632)	—	—	(4,632)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	28	28
Change in unrealized gain (loss) on hedging instruments	—	—	—	—	1,729	1,729
Net income	—	—	—	23,083	—	23,083
Comprehensive income						24,840
Balance as at March 31, 2017	33,454,542	$3	$528,985	$(256,323)	$279	$272,944

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	215,958	—	590	—	—	590
Issuance of holdback shares in connection with acquisitions	206,499	—	—	—	—	—
Stock-based compensation	—	—	15,655	—	—	15,655
Income tax deficiencies from employee stock option exercises	—	—	(4)	—	—	(4)
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(2,352)	—	—	(2,352)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	—	—	—	—	169	169
Change in unrealized gain (loss) on hedging instruments	—	—	—	—	916	916
Net loss	—	—	—	(24,007)	—	(24,007)
Comprehensive loss						(22,922)
Balance as at March 31, 2016	32,259,601	$3	$461,958	$(230,547)	$(246)	$231,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,083	$(24,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,376	1,308
Stock-based compensation	13,610	15,655
Amortization of acquired intangibles	317	352
Amortization of premiums/accretion of discounts on short-term investments	(91)	136
Excess tax deficiencies from share-based compensation	-	4
Gain on sale of business	(35,871)	-
Other	(646)	(172)
Changes in operating assets and liabilities:
Accounts receivable, net	17,689	17,481
Inventory	110	(45)
Prepaid expenses and other assets	(910)	(809)
Accounts payable	(804)	(2,302)
Accrued compensation and benefits	2,265	(3,064)
Accrued and other liabilities	1,169	(169)
Severance pay (net)	295	311
Deferred revenue	(3,869)	1,398
Deferred tax assets	(227)	(95)
Net cash provided by operating activities	18,496	5,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	28,521	22,909
Purchase of short-term investments	(51,130)	(26,285)
Proceeds from sale of business	35,015	-
Net purchases of property and equipment	(1,949)	(3,426)
Change in restricted cash	(18)	10
Net cash provided by (used in) investing activities	10,439	(6,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	-	(7,157)
Proceeds from issuance of common stock, net of repurchases	4,026	590
Shares withheld for tax withholding on vesting of restricted stock units	(4,632)	(2,352)
Excess tax deficiencies from share-based compensation	-	(4)
Net cash used in financing activities	(606)	(8,923)
Effect of exchange rate changes on cash and cash equivalents	646	172
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,975	(9,561)
CASH AND CASH EQUIVALENTS - Beginning of period	107,343	168,252
CASH AND CASH EQUIVALENTS - End of period	$136,318	$158,691
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$2,205	$3,721

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017 (the “Annual Report”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended March 31, 2017 and 2016, the Company had one customer that represented 11% and 14% of the Company’s total revenue, respectively. The same customer represented 11% and 18% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively. A different customer represented 10% and 9% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

Significant Accounting Policies

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $2.6 million cumulative effect adjustment to increase our accumulated deficit as of January 1, 2017. Additionally, the Company has elected to use a prospective transition method for presentation of excess tax benefits on the statement of cash flows. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

There have been no other material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective beginning January 1, 2020 on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. The Company does not anticipate a material impact to the consolidated financial statements once implemented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of activities and assets, or “set,” is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this ASU:

(1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and

(2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally, are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs.

Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 regarding ASC Topic 842 “Leases.” The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

The standard will be effective for the Company beginning January 1, 2018 using either of two methods: (1) retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. Adoption as of the original effective date of January 1, 2017 is permitted. The Company is considering adopting the standard under the modified retrospective method effective January 1, 2018; however, a final decision regarding the adoption method has not been finalized at this time. The Company’s ability to adopt using the modified retrospective method is dependent on several factors such as the significance of the impact of the new standard on the Company’s financial results, and system readiness.

The Company has developed a project plan for this transition, which includes necessary changes to accounting policies, processes, and system requirements. The Company expects to implement the plan in time to report in accordance with ASC 606 for the first quarterly filing on Form 10-Q for the period ended March 31, 2018.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$65,293	$—	$—	$65,293
Commercial paper	4,996	—	2	4,994
Money market funds	66,031	—	—	66,031
Total	$136,320	$—	$2	$136,318
Short-term investments:
Commercial paper	$20,175	$—	$8	$20,167
Corporate debt obligations	137,200	1	310	136,891
US government agencies	18,998	—	42	18,956
Bank deposits	480	—	—	480
Total	$176,853	$1	$360	$176,494

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$63,642	$—	$—	$63,642
Commercial paper	6,995	—	2	6,993
Money market funds	36,708	—	—	36,708
Total	$107,345	$—	$2	$107,343
Short-term investments:
Commercial paper	$14,245	$—	$8	$14,237
Corporate debt obligations	110,062	—	347	109,715
US government agencies	18,998	2	50	18,950
Bank deposits	10,846	1	—	10,847
Total	$154,151	$3	$405	$153,749

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2017 (in thousands):

	As of March 31, 2017
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$89,856	$89,696
Due within two years	86,997	86,798
Total	$176,853	$176,494

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2017 and 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,215	$8	$—	$—	$14,215	$8
Corporate debt obligations	108,446	271	25,948	38	134,394	$309
US government agencies	11,459	38	7,496	4	18,955	42
Bank deposits	240	1	-	-	240	$1
	$134,360	$318	$33,444	$42	$167,804	$360

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,237	$8	$—	$—	$14,237	$8
Corporate debt obligations	78,821	323	29,689	24	108,510	$347
US government agencies	11,451	46	3,496	4	14,947	50
	$104,509	$377	$33,185	$28	$137,694	$405

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2017.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	As of March 31, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$4,994	$—	$4,994
Money market funds	66,031	—	—	66,031
Short-term investments:
Commercial paper	—	20,167	—	20,167
Corporate debt obligations	—	136,891	—	136,891
US government agencies	—	18,956	—	18,956
Bank deposits	—	480	—	480
Prepaid expenses and other current assets - Forward foreign exchange contracts	—	2,047	—	2,047
Total financial assets	$66,031	$183,535	$—	$249,566

	As of December 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$6,993	$—	$6,993
Money market funds	36,708	—	—	36,708
Short-term investments:
Commercial paper	—	14,237	—	14,237
Corporate debt obligations	—	109,715	—	109,715
US government agencies	—	18,950	—	18,950
Bank deposits	—	10,847	—	10,847
Total financial assets	$36,708	$160,742	$-	$197,450
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$—	$639	$—	$639

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $5.8 million and $5.1 million as of March 31, 2017 and December 31, 2016, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$44,368	$2,047	$60,756	$(639)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended March 31
	2017	2016
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$2,887	$1,316
Losses recognized in OCI (a)	$—	$(99)
Gains recognized from accumulated OCI into net income (b)	$206	$—
Losses recognized from accumulated OCI into net income (b)	$(5)	$(194)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income, of which $14 and $187 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2017; $(13) and $(181) were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2016. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Goodwill and Acquired Intangible Assets

In February 2017, the Company completed the sale of its assets related to the Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary, of which we allocated goodwill of $1.1 million to the business being disposed of. Additionally, the acquired intangible assets with the carrying value of $4.5 million were derecognized in connection with this transaction. The Company did not have any goodwill impairments during three months ended March 31, 2017 and 2016.

The changes in the carrying amount of goodwill for the periods ended March 31, 2017 and December 31, 2016 were as follows (in thousands):

Balance as of December 31, 2016	$37,448
Goodwill disposed with sale of Skyfence	(1,059)
Balance as of March 31, 2017	$36,389

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2017 and 2016. The weighted average remaining useful life of the Company’s acquired technology, customer relationships, and trade names and other intangible assets is 6.8 years, 6.7 years, and 6.7 years, respectively as of March 31, 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$3,753	$(900)	$2,853
Customer relationships	480	(20)	460
Trade name and other	280	(12)	268
Total	$4,513	$(932)	$3,581

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$11,718	$(4,085)	$7,633
Customer relationships	480	-	480
Trade name and other	280	-	280
Total	$12,478	$(4,085)	$8,393

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. As of March 31, 2017, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2017 (remaining 9 months)	$397
2018	528
2019	528
2020	528
2021	528
Thereafter	1,072
Total expected amortization expense	$3,581

6. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2022. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of March 31, 2017 (in thousands):

	Operating Leases	Estimated Sublease Income
Period Ending December 31:
2017 (remaining 9 months)	$5,433	$406
2018	8,306	424
2019	4,714	—
2020	4,446	—
2021	294	—
Thereafter	47	—
Total	$23,240	$830

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2017 and 2016 was $1.6 million and $1.5 million, respectively.

In connection with leases of office space, the Company has received tenant improvement allowances from the lessor for certain improvements made to the leased properties. The Company has recorded the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three months ending March 31, 2017 and 2016, the Company did not receive any tenant improvement allowances.

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

As of March 31, 2017 and December 31, 2016 the Company had $1.9 million and $1.9 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of March 31, 2017. Motor vehicle lease expenses for the three months ended March 31, 2017 and 2016 were $0.7 million and $0.7 million, respectively.

(c) Purchase Commitments

As of March 31, 2017 and December 31, 2016, the Company had purchase commitments of $3.4 million and $3.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. On October 19, 2016, plaintiff filed a motion for class certification. On April 3, 2017, defendants filed an opposition to the motion for class certification.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of March 31, 2017 and December 31, 2016. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

7. Stock Plans

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

(b) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Plan which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.  In April 2017 and May 2016, the Company’s stockholders approved an increase to the share reserve under the 2011 Plan by 850,000 shares and 1,300,000 shares respectively.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  During the quarter ended March 31, 2017, the Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy.  The PRSUs provide for a target number of shares that generally vest over three years including a one year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of an annual contract value of subscription bookings target for fiscal 2017 and total operating expenses for 2017 that are at 110% or less of the internal operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on level of achievement, and provided the award recipient remains employed through each applicable vesting date. In addition, from the PRSUs awarded to executives during the quarter ended March 31, 2016, an aggregate of 46,619 PRSUs were issued during the quarter ended March 31, 2017, based on the Company’s achievement against its annual contract value of subscription bookings target for fiscal 2016 and achieving total operating expenses for 2016 that were 110% or less of the internal operating plan. The PRSUs are subject to vest over a two-year period and vest quarterly through February 15, 2019.

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

The Company initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2017, the share reserve under the 2011 Employee Stock Purchase Plan was automatically increased by 330,889 shares.

(d) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted Inducement Stock Option Plans and Agreements (the “Inducement Option Plans”) and Inducement Restricted Stock Unit Plans and Agreements (the “Inducement RSU Plans”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase an aggregate of 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which have a ten-year term, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing an aggregate of 290,000 shares of the Company’s common stock. The RSUs, which expire following settlement, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

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

The outstanding options and RSUs under the Incapsula 2010 Stock Incentive Plan were assumed as part of the Incapsula acquisition and at the time they were assumed were equivalent to 247,184 shares of Company common stock on an as-converted basis.  As of March 31, 2017, there were 6,932 assumed Incapsula options and 483 assumed Incapsula RSUs outstanding.  The Company does not intend to grant any additional shares under the Incapsula 2010 Stock Incentive Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2017	1,570,765	$39.64	6.90	$9,226
Granted	-
Exercised	(138,126)	$29.14
Cancelled or forfeited	(73,595)	$47.34
Balances - March 31, 2017	1,359,044	$40.29	6.51	$9,272
Vested and expected to vest - March 31, 2017	1,359,044	$40.29	6.51	$9,272
Exercisable - March 31, 2017	912,169	$38.20	5.95	$7,527

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $41.05 of the Company’s common stock on March 31, 2017.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2017	1,994,790	$51.42
Granted	875,391	$42.14
Granted, performance RSUs	280,900	$41.85
Released	(328,546)	$47.87
Cancelled or forfeited	(360,323)	$51.36
Unvested - March 31, 2017	2,462,212	$47.51

The aggregate intrinsic value of options exercised under the Plans was $2.1 million for the three months ended March 31, 2017. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of March 31, 2017, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $102.5 million. As of March 31, 2017, this cost will be amortized to expense over a weighted-average remaining period of 2.9 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three months ended March 31, 2017 and 2016.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31
	2017	2016
Cost of revenue	$1,269	$1,393
Research and development	4,768	4,249
Sales and marketing	3,466	5,094
General and administrative	3,432	4,919
Restructuring charges	675	-
Total stock-based compensation expense	$13,610	$15,655

The Company did not issue stock option grants for the three months ended March 31, 2017. The fair value of stock option grants for the three months ended March 31, 2016 was estimated using the following weighted average assumptions:

	For the three months ended March 31
	2017	2016
Stock option grants:
Dividend rate	-	0%
Risk-free interest rate	-	1.5%
Expected term (in years)	-	6.1
Expected volatility	-	58%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant.

8. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)
Other comprehensive income (loss) before reclassifications	1,930	28	1,958	722	169	891
Amounts reclassified to net income (loss)	(201)	—	(201)	194	—	194
Change in other comprehensive income (loss)	1,729	28	1,757	916	169	1,085
Balance at March 31	$664	$(385)	$279	$(105)	$(141)	$(246)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$2,887	(957)	$1,930	$1,217	(495)	$722
Reclassification adjustments [1]	(201)	—	(201)	194	—	194
Unrealized gains (losses) on cash flow hedges, net	2,686	(957)	1,729	1,411	(495)	916
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$44	(16)	28	$260	(91)	169
Unrealized gains (losses) on investments:	44	(16)	28	260	(91)	169
Other comprehensive income (loss)	$2,730	$(973)	$1,757	$1,671	$(586)	$1,085

1	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $1.0 million and an income tax benefit $0.1 million respectively. The income tax expense for the three months ended March 31, 2017, was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased during the three months ended March 31, 2017, which also contributed to the income tax expense for the period. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to an intraperiod tax expense allocation related to unrealized gains reported in other comprehensive income, offset in part, by foreign and state income taxes.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s domestic deferred tax assets.

10. Segment Information

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended March 31,
	2017	2016
United States	$37,645	$33,671
EMEA	13,780	11,284
APAC	13,706	11,337
Other	7,177	3,481
Total net revenue	$72,308	$59,773

The following table presents long-lived assets by location (in thousands):

	As of March 31,	As of December 31,
	2017	2016
United States	$21,404	$20,525
Israel	4,487	9,344
Other	155	20
Total long-lived assets	$26,046	$29,889

11. Restructuring Charges

In November 2016, we implemented a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. The restructuring charge during the three months ended March 31, 2017 was $0.7 million related to stock-based compensation. During the three months ended March 31, 2017 we also paid $1.1 million of restructuring charges, which were recorded as a current liability within accrued compensation and benefits on the consolidated balance sheet as of December 31, 2016. The restructuring activity was completed during the three months ended March 31, 2017.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the condensed consolidated statements of operations. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The table below shows the reconciliation of the basic and diluted shares for the three months ended March 2017, in thousands:

	For the three months ended March 31,
	2017	2016
Weighted average number of shares outstanding:
Basic	33,207	31,843
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	564	-
Diluted	33,771	31,843

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three months ended March 31, 2017 and 2016 because including them would have been antidilutive:

	For the three months ended March 31,
	2017	2016
Stock options to purchase common stock	761,610	1,936,453
Restricted stock units for common stock	598,503	2,553,598
Restricted stock issued in connection with Skyfence acquisition	—	219,969

13. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. This escrowed amount is recorded in other assets on our condensed consolidated balance sheet as of March 31, 2017, and represents a noncash item in our condensed consolidated statement of cash flows. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

The following table presents the carrying amounts of Skyfence immediately preceding the disposition on February 23, 2017:

(dollars in thousands)
Assets
Prepaid and other current assets	$46
Property and equipment, net	219
Goodwill	1,058
Acquired intangible assets, net	4,496
Total assets	$5,819
Liabilities
Accounts payable	$104
Accrued and other current liabilities	117
Deferred revenue	1,454
Total liabilities	$1,675

We evaluated the disposition of Skyfence and determined it did not meet the criteria for classification as a discontinued operation and determined that the disposition is not expected to have a material impact to our quarterly consolidated operating loss and net income. However, we determined that the disposition does represent an individually significant component of our business. The following table presents certain amounts related to Skyfence in our consolidated results of operations through its disposal on February 23, 2017:

	For the three months ended March 31,
	2017	2016
	(dollars in thousands)
Operating loss	$(3,567)	$(5,263)
Loss before taxes	(3,648)	(5,263)
Net loss	(3,659)	(5,308)

14. Subsequent Event

On April 26, 2017, the Company’s stockholders approved of an increase to the pool of shares available for grant under the 2011 Plan by 850,000 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 27, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber-security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002; in 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., which was majority owned by us until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our Software as a Service (“SaaS”) delivery models for internally facing corporate applications. In December 2016, we acquired certain assets and liabilities of Camouflage Software, Inc., to further our data masking, security and compliance solutions in the cloud and on-premises. In February 2017, we sold the assets of the Skyfence business to Forcepoint LLC. We intend to continue pursuing cloud-based SaaS security offerings.  For more information about the sale of the Skyfence business see Notes 5 and 13 to the Notes to Condensed Consolidated Financial Statements.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2017, we had 283 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $17.4 million for the three months ended March 31, 2017 as compared to $16.0 million for the same period in 2016.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2017, 52% of our total revenue was generated United States, 19% from Europe, Middle East and Africa (“EMEA”), 19% from Asia Pacific (“APAC”) and 10% from other regions.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. In 2016, over 500 channel partners worldwide sold our products, which included approximately 200 direct resellers and distributors and over 300 indirect resellers. In 2016, our channel partners originated over 50% of our sales and fulfilled almost 86% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of March 31, 2017, we had over 5,400 customers in more than 90 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $264.4 million in 2016. We earned net income attributable to our stockholders of $23.1 million in the three months ended March 31, 2017 and incurred net losses attributable to our stockholders of $70.3 million in the year ended December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $256.3 million.

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

To date, we have incurred, and continue to incur, losses from operations. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations will decline, and that we will reach profitability. Should we need additional cash in the future, we may utilize existing lines of credit, enter into additional lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and net cash flow provided by operations are key financial metrics for our business. The components of deferred revenue and net cash flow provided by operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of March 31,
	2017	2016
	(in thousands, except number of customers and percentages)
Net revenue	$72,308	$59,773
Gross margin	79.3%	78.3%
Loss from operations	$(11,738)	$(24,192)
Total deferred revenue	$125,149	$108,055
Cash, cash equivalents and short-term investments	$312,812	$258,745
Net cash provided by operations	$18,496	$5,982
Number of customers	5,434	4,704

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

Our net revenue is comprised of the following:

•

Products and License Revenue—Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Our SecureSphere product line consists of database security, file security and web application security. Our other product lines include CounterBreach, ThreatRadar and Camouflage. We offer multiple hardware appliance versions that accompany our SecureSphere software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units and accessories.

•

Services Revenue—Services revenue consists of maintenance and support, subscription and professional services and training. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the IDC, and hardware replacement. Subscription revenue is generated from sales of our cloud-based services. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training revenue consists of fees we earn related to training customers and partners on the use of our products. We expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base. We also expect subscription revenue will increase as sales of our cloud-based services continue to increase.

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended March 31,
	2017	2016
United States	$37,645	$33,671
EMEA	13,780	11,284
APAC	13,706	11,337
Other	7,177	3,481
Total net revenue	$72,308	$59,773

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, restructuring charges and amortization of acquired intangible assets. Personnel costs are the most significant component of our operating expenses and consist of wages, benefits and bonuses and, with regard to the sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire additional employees to continue to grow our business.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization of intangible assets from the acquisitions of Skyfence and Tomium that occurred in the first quarter of 2014 and Camouflage in the fourth quarter of 2016. On February 23, 2017, we completed the sale of Skyfence.

Gain on sale of business

On February 23, 2017, we completed the sale of the assets of our Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the indemnification obligations and for the mutual protection of the Company. As a result of the sale, we recognized a gain during the first quarter of 2017.

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception. For the quarter ended March 31, 2017, we generated net income. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2017 and 2016 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$19,578	27.1	$20,841	34.9
Services:
Maintenance and support	21,980	30.4	18,861	31.6
Professional services and training	3,498	4.8	3,435	5.7
Subscriptions	27,252	37.7	16,636	27.8
Total services	52,730	72.9	38,932	65.1
Total net revenue	72,308	100.0	59,773	100.0
Cost of revenue:
Products and license	1,932	2.7	2,184	3.7
Services	13,020	18.0	10,784	18.0
Total cost of revenue	14,952	20.7	12,968	21.7
Gross profit	57,356	79.3	46,805	78.3
Operating expenses:
Research and development	17,450	24.1	16,019	26.8
Sales and marketing	37,124	51.3	40,740	68.2
General and administrative	13,536	18.7	13,886	23.2
Restructuring charges	667	0.9	-	-
Amortization of purchased intangibles	317	0.4	352	0.6
Total operating expenses	69,094	95.4	70,997	118.8
Loss from operations	(11,738)	(16.1)	(24,192)	(40.5)
Gain on sale of business	35,871	49.6	-	-
Other income (expense), net	(92)	(0.1)	83	0.1
Income (loss) before provision for income taxes	24,041	33.4	(24,109)	(40.4)
Provision (benefit) for income taxes	958	1.3	(102)	(0.2)
Net income (loss)	$23,083	32.1	$(24,007)	(40.2)

Comparison of the Three Months Ended March 31, 2017 and 2016

	For the three months ended March 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$19,578	$20,841	$(1,263)	-6.1%
Percentage of net revenue	27.1%	34.9%
Services:
Maintenance and Support	21,980	18,861	3,119	16.5%
Percentage of net revenue	30.4%	31.6%
Professional Services and Training	3,498	3,435	63	1.8%
Percentage of net revenue	4.8%	5.7%
Subscriptions	27,252	16,636	10,616	63.8%
Percentage of net revenue	37.7%	27.8%
Total Services	52,730	38,932	13,798	35.4%
Percentage of net revenue	72.9%	65.1%
Total net revenue	$72,308	$59,773	$12,535	21.0%

United States	$37,645	$33,671	$3,974	11.8%
Percentage of net revenue	52.1%	56.3%
EMEA	13,780	11,284	2,496	22.1%
Percentage of net revenue	19.1%	18.9%
APAC	13,706	11,337	2,369	20.9%
Percentage of net revenue	19.0%	19.0%
Other	7,177	3,481	3,696	106.2%
Percentage of net revenue	9.9%	5.8%
Total net revenue	$72,308	$59,773	$12,535	21.0%

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Our net revenue increased by $12.5 million, or 21%, to $72.3 million during the three months ended March 31, 2017 from $59.8 million during the three months ended March 31, 2016. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 730 customers since March 31, 2016 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 142 orders exceeding $100,000 during the three months ended March 31, 2017, compared to 118 orders during the three months ended March 31, 2016.

All regions contributed to this growth with a $4.0 million, $2.5 million, $2.4 million and $3.5 million increase in United States, EMEA, APAC and Other respectively, over the same period in 2016. The revenue growth in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was principally due to increasing demand for our subscription service offerings.

Products and license revenue decreased by $1.2 million, to $19.6 million during the three months ended March 31, 2017 from $20.8 million during the three months ended March 31, 2016. The decrease in products and license revenue was primarily due to extended sales cycles across all regions.

Services revenue increased by $13.8 million, to $52.7 million during the three months ended March 31, 2017 from $38.9 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, our services revenue was comprised of $22.0 million in maintenance and support, $3.5 million in professional services and training and $27.2 million in subscriptions. The change in services revenue in the three months ended March 31, 2017 from the three months ended March 31, 2016 was primarily due to an increase of $10.6 million in subscription revenue resulting from our cloud-based security services and our ThreatRadar offering, in addition to an increase of $3.1 million in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $0.1 million, primarily due to timing of projects.

Gross Profit

	For the three months ended March 31,
	2017	2016
	Amount	Amount	% Change
	(dollars in thousands)
Products and license gross profit	$17,646	$18,657
Gross Margin %	90.1%	89.5%	0.6
Services gross profit	39,710	28,148
Gross Margin %	75.3%	72.3%	3.0
Total gross profit	$57,356	$46,805
	79.3%	78.3%	1.0

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Total gross margin increased 1.0 percent to 79.3% during the three months ended March 31, 2017 from 78.3% during the three months ended March 31, 2016. The services gross margin increased by 3.0% to 75.3% for the three months ended March 31, 2017 from 72.3% for the three months ended March 31, 2016. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues and cost efficiencies driven by the higher volume of services, during the three months ended March 31, 2017 as compared to the 2016 period. The products and license gross margin increased by 0.6% to 90.1% for the three months ended March 31, 2017 from 89.5% for the three months ended March 31, 2016. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins.

Operating Expenses

	For the three months ended March 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$17,450	$16,019	$1,431	8.9%
Percentage of net revenue	24.1%	26.8%
Sales and marketing	37,124	40,740	(3,616)	-8.9%
Percentage of net revenue	51.3%	68.2%
General and administrative	13,536	13,886	(350)	-2.5%
Percentage of net revenue	18.7%	23.2%
Restructuring charges	667	-	667	100.0%
Percentage of net revenue	0.9%	0.0%
Amortization of acquired intangible assets	317	352	(35)	-9.9%
Percentage of net revenue	0.4%	0.6%
Total operating expenses	$69,094	$70,997	$(1,903)	-2.7%

Results above include stock-based compensation expense of:

	For the three months ended March 31,
	2017	2016	Change
	(dollars in thousands)
Research and development	$4,768	$4,249	$519
Sales and marketing	3,466	5,094	(1,628)
General and administrative	3,432	4,919	(1,487)
Restructuring charges	675	—	675

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Research and development expenses increased by $1.4 million, or 8.9%, to $17.4 million during the three months ended March 31, 2017 from $16.0 million during the three months ended March 31, 2016. The change of $1.4 million was primarily due to modification of stock options of $2.3 million partially offset by a decrease of $0.9 million in personnel costs due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives.

Sales and marketing expenses decreased by $3.6 million, or 8.9%, to $37.1 million during the three months ended March 31, 2017 from $40.7 million during the three months ended March 31, 2016. The change was principally related to a decrease of $2.2 million in personnel costs, including stock-based compensation and contractor costs due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives. We also incurred decreases in direct sales expenses and travel costs totaling $1.7 million relating to the decreased headcount.

General and administrative expenses decreased by $0.3 million, or 2.5%, to $13.5 million during the three months ended March 31, 2017 from $13.9 million during the three months ended March 31, 2016. The change was primarily due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives.

We incurred restructuring charges of $0.7 million during the three months ended March 31, 2017 in connection with the plan implemented in November 2016. We incurred no restructuring charges during the three months ended March 31, 2016. The restructuring charges are termination-related costs, which consist of stock-based compensation expense. The restructuring plan was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Amortization of purchased intangibles were consistent during the three months ended March 31, 2017 compared to the same period in 2016.

Loss from Operations

For the three months ended March 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$(11,738)	$(24,192)	$12,454	51.5%

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Our loss from operations decreased by $12.4 million, or 51%, to $11.8 million for the three months ended March 31, 2017 from $24.2 million for the three months ended March 31, 2016. Our gross profit increased by $10.5 million during the three months ended March 31, 2017 due to higher subscription, maintenance and support revenues. Our total operating expenses decreased by $1.9 million during the three months ended March 31, 2017 when compared to the prior year period principally due to the 2016 restructuring plan which was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Gain on sale of business

For the three months ended March 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$35,871	$-	$35,871	100.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income (Expense), net

For the three months ended March 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$(92)	$83	$(175)	210.8%

Other income decreased by $0.2 million during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to foreign exchange differences and bank charges offset by an increase in interest income from short-term investments.

Provision for Income Taxes

	For the three months ended March 30,		Change
	2017	2016	Amount	%

Provision (benefit) for income taxes	$958	$(102)	$1,060	-1039.2%
Effective tax rate	(4.0)%	(0.4)%

We recorded an income tax expense of $1.0 million for the three months ended March 31, 2017 and an income tax benefit $0.1 million for the three months ended March 31, 2016. The income tax expense for the three months ended March 31, 2017, was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased during the three months ended March 31, 2017, which also contributed to the income tax expense for the period. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to an intraperiod tax expense allocation related to unrealized gains reported in other comprehensive income, offset in part, by foreign and state income taxes.

Deferred Revenue

	As of March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Total deferred revenue	$125,149	$108,055	$17,094	15.8%

Deferred revenue increased by $17.1 million, or 15.8%, to $125.1 million as of March 31, 2017 from $108.0 million as of March 31, 2016. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of March 31,		Change
	2017	2016	Amount	%
Number of customers	5,434	4,704	730	15.5%

Our number of customers increased by 730, or 15.5%, to 5,434 as of March 31, 2017 from 4,704 as of March 31, 2016. Our growth in customer count was driven by increasing market acceptance of our products.

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

Capital Resources

As of March 31, 2017, we had $312.8 million of cash, cash equivalents and short-term investments, $13.9 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $312.8 million as of March 31, 2017. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $35.0 million from the sale of our Skyfence business in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014, Skyfence Networks, Ltd. in February 2014 and Camouflage in December 2016, which included cash consideration totaling approximately $24.8 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the three months ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$18,496	$5,982
Net cash provided by (used in) investing activities	$10,439	$(6,792)
Net cash used in financing activities	$(606)	$(8,923)

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

Net cash provided by operating activities of $18.5 million for the three months ended March 31, 2017 reflected a net income of $23.1 million, adjusted for non-cash charges of $19.7 million primarily due to gain on sale of business of $35.9 million partially offset by stock-based compensation expense of $13.6 million, as well as a net change of $15.1 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $17.7 million, an increase in both accrued compensation and benefits of $2.3 million and accrued and other liabilities of $1.2 million offset by a decrease in deferred revenue of $3.9 million, a decrease in accounts payable of $0.8 million and increase in prepaid expenses and other assets of $0.9 million.

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

Cash provided by investing activities during the three months ended March 31, 2017 was $10.4 million, primarily resulting from proceeds from disposition of the Skyfence business of $35.0 million, proceeds from the maturities of short-term investments of $28.5 million offset by purchases of short-term investments of $51.1 million and capital expenditures of $1.9 million.

Cash used in investing activities during the three months ended March 31, 2016 was $6.8 million, primarily resulting from purchases of short-term investments of $26.3 million and capital expenditures of $3.4 million offset by net proceeds from the maturities of short-term investments of $22.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2017 primarily as a result of shares withheld for tax withholding of $4.6 million offset by net proceeds from issuance of common stock of $4.0 million.

Net cash used in financing activities was $8.9 million for the three months ended March 31, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2017:

	Payments Due by Period
Contractual Obligations:	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$5,433	$8,306	$4,714	$4,446	$294	$47	$23,240
Severance Pay Fund(2)	—	—	—	—	—	—	6,694
Purchase commitments(3)	3,358	—	—	—	—	—	$3,358
Total	$8,791	$8,306	$4,714	$4,446	$294	$47	$33,292

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2017, we made regular lease payments of $1.8 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of March 31, 2017 includes $6.7 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, there have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. On October 19, 2016, plaintiff filed a motion for class certification. On April 3, 2017, defendants filed an opposition to the motion for class certification.

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

We have incurred net losses in each fiscal year since our inception, including net losses attributable to our stockholders of $(48.9) million in 2015 and $(70.3) million in 2016.  For the quarter ended March 31, 2017, we generated net income of $23.1 million. As a result, we had an accumulated deficit of $256.3 million at March 31, 2017. We may not become profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenue does not increase at a rate to proportionally offset these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

Our quarterly operating results have and are likely to continue to vary significantly and to be unpredictable, which could cause the trading price of our stock to decline.

Our revenue and operating results have and could continue to vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. If our revenue or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

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

We rely on third party channel partners to generate a significant portion, and to fulfill a substantial majority, of our sales, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

In 2016, our channel partners originated over 50%, and fulfilled almost 86%, of our sales, and we expect that channel sales will represent a substantial portion of our revenue for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are often complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our revenue.

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

We operate in an evolving market that has not yet reached widespread adoption.  New or existing technologies that may be perceived to address cyber-security risks in better ways could gain wide adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial results.

We operate in new, rapidly evolving categories in the security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber-security solution, data breach detection and data masking technology and cloud-based security services. Because we depend in part on the market’s acceptance of our products and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber-security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber-security solutions in addition to such products. If customers do not recognize the benefits that our cyber-security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other cyber-security technologies exist or could be developed in the future, and our business could be materially adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Even if customers purchase our products, they may not make repeat purchases or purchase products across our various product families, which trend may be exacerbated by the rapid evolution of our market. As of December 31, 2016, approximately 30% of our customers had purchased products from more than one of our product families. If we are unable to sell additional products from multiple product families to our customers, then our revenue may not grow as anticipated or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Camouflage Software Inc. in December 2016, assets from Tomium Software, LLC in January 2014, acquired Skyfence Networks Ltd. (“Skyfence”) in February 2014 and acquired the remaining portion of Incapsula that we did not already own in March 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

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

On February 23, 2017, we completed the sale of the assets of our Skyfence business to Forcepoint LLC. The disposition of the Skyfence assets or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Any such dispositions could result in disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development or sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer or division of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our IP rights or our ability to assert our IP rights against such purchasers or other third parties.

Our business and operations experienced rapid growth in 2015 and less growth in 2016.  If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have experienced volatile growth over the last several years. We grew from 723 employees as of December 31, 2014 to 923 employees as of December 31, 2015 to 993 employees as of December 31, 2016. As of March 31, 2017, we had 936 employees. Changes in headcount have placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our headcount has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite Inc. and customer relationship management services from salesforce.com, inc. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and services and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business. Also, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination across our organization. If we fail to achieve the necessary level of efficiency in our organization as it grows or otherwise fail to manage any future growth effectively, we could incur increased costs, and experience a loss of customer and investor confidence in our internal systems and processes, any of which could result in harm to our business, results of operations and financial condition.

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

Restructuring activities may not be as effective as anticipated.

In November 2016, we announced a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. As a result of these actions, we incurred additional costs that had the effect of reducing operating margins. We cannot be sure that the cost reduction and streamlining initiatives will be successful in reducing our overall expenses as we expect, in the time frame that we expect, or that additional costs will not offset any such reductions or streamlining. If we are unable to realize the expected outcomes from the restructuring efforts, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

Delays or interruptions in the manufacturing and delivery of SecureSphere appliances by our manufacturers may harm our business.

Our hardware appliances are built by two manufacturers in Taiwan and we rely principally on one of these two manufacturers to build the majority of our hardware appliances. We only recently began using a second manufacturer and expect the few entry level hardware products that they manufacture for us to be released in May 2017.  Our primary reliance on a single manufacturer for a majority of our hardware revenue, particularly a foreign manufacturer, involves several risks, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products. As a result, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period.

Our manufacturers’ ability to timely manufacture and ship our appliances in large quantities depends on a variety of factors. They rely on a limited number of sources for the supply of functional components, such as semiconductors, printed circuit boards and, to a lesser extent, hard disk drives. Functional component supply shortages or delays could prevent or delay the manufacture and shipment of appliances and, in the event of shortages or delays, we may not be able to procure alternative functional components on similar pricing terms, if at all. In addition, contractual restrictions or claims for infringement of intellectual property rights may restrict our manufacturers’ use of certain components. These restrictions or claims may require our manufacturers to utilize alternative components or obtain additional licenses or technologies, and may impede their ability to manufacture and deliver appliances on a timely or cost-effective basis. If at some point, either manufacturer is no longer financially viable, we may lose our source of supply with little or no notice or recourse. Further, even if quality products are timely manufactured, delays in shipping may occur, resulting in delayed satisfaction of a primary revenue recognition criterion.

In the event of an interruption from either manufacturer or any quality control issues with a manufacturer, we may be unable to develop alternate sources in a timely manner. If we are unable to procure our appliances in quantities sufficient to meet our requirements, we will not be able to deliver products to our channel partners and customers, which would materially and adversely affect present and future sales.

A failure to manage excess inventories or inventory shortages could result in decreased revenue and gross margins and harm our business.

We purchase products from our manufacturing partners outside of, and in advance of, reseller or customer orders and hold our products in inventory. If we fail to accurately predict demand and as a result our manufacturers maintain insufficient hardware or component inventory or excess inventory, we may be unable to timely deliver products to our distributors or customers or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, our difficulty in accurately forecasting demand for our hardware products may be exacerbated. There is a risk we may incorrectly forecast demand and may be unable to sell excess products ordered from our manufacturing partners. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our financial condition and results of operations.

Conversely, if we underestimate demand for our products or if our manufacturing partners fail to supply products we require in a timely manner, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers or cause us to lose sales. Further, as the size of individual orders increases, the risk that we may be unable to deliver unforecasted orders also increases, particularly near the end of quarterly periods. These shortages may diminish the loyalty of our channel partners or customers.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Israel, Asia, Europe and Latin America. We also source our components for our products and deliver our services from various geographical regions. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2015, 11% for the year ended December 31, 2016 and 12% of our bookings for the three months ended March 31, 2017, and sales to government entities may increase. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

•	changes in fiscal or contracting policies or decreases and uncertainties in available government funding;
•	changes in government programs or applicable requirements;
•	the adoption of new laws or regulations or changes to existing laws or regulations;
•	changes in political or social attitudes with respect to security issues; and
•	potential delays or changes in the government appropriations process, including actions such as spending freezes implemented to address political or fiscal policy concerns.

.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements to our processes may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We rely significantly on revenue from maintenance and support which may decline and, because we recognize revenue from such services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our maintenance and support revenue accounted for 28% of our total revenue for 2015, 30% of our total revenue for 2016 and 30% of our total revenue for the three months ended March 31, 2017. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

The majority of our current sales are made through a model in which our channel partners sell our cyber-security solutions to large enterprise customers that operate their own data centers and have the ability to choose the cyber-security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc., Amazon Web Services (“AWS”) and Savvis, Inc. (dba CenturyLink Technology Solutions), they may not be able to choose what cyber-security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers like Rackspace Hosting, Inc., AWS and Savvis, Inc., to integrate our cyber-security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our cyber-security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise choose our products if making a decision on a stand-alone basis.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2015, 2016 and the three months ended March 31, 2017, we incurred approximately 27%, 38% and 30%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 33 issued patents and 17 patent applications pending as of March 31, 2017 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We have entered into assignment of invention agreements with our Israeli employees pursuant to which such individuals agree to assign to us all rights to any inventions created in the scope of their employment or engagement with us. A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. The Committee has previously held that employees may be entitled to remuneration for intellectual property that they develop during their service for a company despite their explicit waiver of such right. In a recent decision, however, the Committee overturned its position and upheld that an employee’s waiver of his right to remuneration is valid and binding. The plaintiff in this last case filed a petition with the Israeli Supreme Court requesting to remand the case to the Committee for a second review, but the Israeli Supreme Court decided on July 8, 2015 that the Committee acted within its administrative authority and that it would not intervene in the Committee’s decision. Even though the decision still stands, the Committee’s inconsistency raises doubt as to the outcome in different sets of circumstances. Thus, although our Israeli employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former Israeli employees, or be forced to litigate such claims, which could negatively affect our business.

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

U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. For example, in 2015, we discovered that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC and filed final reports with BIS and OFAC on September 2, 2015 and September 22, 2015, respectively. We have implemented new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. OFAC issued a cautionary letter on October 14, 2015 as a final enforcement response to the apparent violations and did not impose any monetary penalties. BIS issued a warning letter on October 5, 2016 in response to the our voluntary self-disclosure and closed the matter, having determined not to take any further action.  Even though we take precautions to prevent transactions with U.S. sanctions targets, any such precautions, or any new precautions we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

Some of our employees in Israel are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2016, approximately 90 of our employees in Israel were called for active reserve duty, each serving for an average of nine to ten days. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

Our internal network system and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Because we are a leading provider of cyber-security products, hackers and others may try to access our data or compromise our systems. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and cause interruptions of our services. Because the techniques used by hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and could impair our ability to operate our business, including our ability to provide subscription or maintenance and support services to our customers. We could suffer monetary and other losses and reputational harm in the event of such incidents.

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

We are subject to income taxation in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. For example, we are currently under audit by the Israeli Tax Authority. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, determinations regarding the inclusion of stock-based compensation expense as part of a cost-plus arrangement or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade events such as terrorist attacks.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. In addition, weaknesses in our internal controls over financial reporting may be discovered in the future. Our filings with the SEC are subject to periodic review by the SEC, and our auditors are subject to periodic inspection by the Public Company Accounting Oversight Board. Any failure to maintain effective controls over financial reporting, any difficulties encountered in the implementation of additional controls or the improvement of existing controls, or any issues that emerge as a result of regulatory review, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a revision or restatement of our prior period financial statements. Any failure to maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

•	ratings or other changes by any securities analysts who follow our company or our industry;
•	announcements of restructurings, reductions in force, departure of key employees and/or consolidation of operations;
•	sales or purchases of large blocks of our common stock, including by our executive officers, directors, significant stockholders and activist stockholders;
•	rumors and market speculation involving Imperva or other companies in our industry, particularly with respect to strategic transactions; and
•	lawsuits threatened or filed against us and changing legal or regulatory developments in the United States and other countries.

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

On August 4, 2016, we announced that we retained advisors to assist us in a comprehensive review of strategic alternatives and on November 3, 2016, we announced that we had concluded the review process.  The process did not result in a transaction or any other specific strategic action, but did result in a restructuring plan that was also announced.  These announcements may create uncertainty about our prospects as a standalone entity, and may lead to a perception of instability, irrespective of the actual circumstances, which may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such issues or perceptions may negatively impact our business, disrupt our operations and divert the attention of management and our employees, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of prolonged rumors and speculation about our business. Further, while we have concluded the review of strategic alternatives, it is possible that a strategic transaction or other type of strategic action may arise in the future.

Our business could be negatively affected by stockholder activism, which could impact the trading price and volatility of our common stock.

An activist investor, Elliott Associates, L.P., and its affiliates, took an ownership position in our common stock in June 2016 and disclosed in a Schedule 13D that it economically owns approximately 7% of our common stock (with additional economic exposure through derivatives of approximately 4% of our common stock).  Since then, Elliott Associates has communicated to us its opinions regarding strategic and operational opportunities that it believes would meaningfully increase value to our stockholders. In the future, Elliott Associates may take actions that could be costly and time-consuming to us, disrupt our operations and divert the attention of management and our employees, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, including in reaction to any future acquisition or disposition of our common stock by Elliott or other activists.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed on February 27, 2017 (File No. 001-35338), through February 2017 we had used $29.4 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the three months ended March 31, 2017.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended March 31, 2017, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2017	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2017

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.01

Asset Purchase Agreement dated February 8, 2017 by and among Forcepoint LLC, Skyfence Networks Ltd., and Imperva, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017 (File No. 001-35338)).

3.01

Amended and Restated Bylaws of Imperva, Inc. as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017 (File No. 001-35338)).

10.01	2011 Stock Option and Incentive Plan, as amended, Subplan and forms of agreements thereunder.

10.02	Imperva, Inc. 2017 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35338)).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Imperva, Inc. specifically incorporates it by reference.