Form 10-Q
period 2017-06-30
IMPERVA INC
filed 2017-08-03
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of July 31, 2017: 33,814,837 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,427	$107,343
Short-term investments	172,460	153,749
Restricted cash	52	68
Accounts receivable, net of allowance of $1,641 and $ 1,784 as of June 30, 2017 and December 31, 2016, respectively	59,333	62,571
Inventory	436	590
Prepaid expenses and other current assets	11,340	7,922
Insurance recoveries receivable	19,000	-
Total current assets	410,048	332,243
Property and equipment, net	24,788	21,496
Goodwill	36,389	37,448
Acquired intangible assets, net	3,449	8,393
Severance pay fund	6,280	5,070
Restricted cash	2,054	1,884
Deferred tax assets	2,813	1,220
Other assets	6,162	1,065
TOTAL ASSETS	$491,983	$408,819
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,044	$5,529
Accrued compensation and benefits	21,342	20,840
Accrued and other current liabilities	8,898	7,683
Accrued legal settlement	19,000	-
Deferred revenue	106,332	104,042
Total current liabilities	161,616	138,094
Other liabilities	8,282	6,637
Deferred revenue	27,818	26,429
Accrued severance pay	7,152	5,696
TOTAL LIABILITIES	204,868	176,856
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value - 145,000,000 shares authorized, 33,813,897 and 33,088,990 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	546,205	510,257
Accumulated deficit	(259,813)	(276,819)
Accumulated other comprehensive income (loss)	720	(1,478)
TOTAL STOCKHOLDERS' EQUITY	287,115	231,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$491,983	$408,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenue:
Products and license	$20,012	$14,830	$39,590	$35,671
Services	54,423	43,043	107,153	81,975
Total net revenue	74,435	57,873	146,743	117,646

Cost of revenue:
Products and license	1,823	1,814	3,755	3,998
Services	13,751	10,703	26,771	21,487
Total cost of revenue	15,574	12,517	30,526	25,485
Gross profit	58,861	45,356	116,217	92,161
Operating expenses:
Research and development	14,528	15,576	31,978	31,595
Sales and marketing	36,388	40,977	73,512	81,717
General and administrative	12,375	12,245	25,911	26,131
Restructuring charges	-	-	667	-
Amortization of acquired intangible assets	132	352	449	704
Total operating expenses	63,423	69,150	132,517	140,147
Loss from operations	(4,562)	(23,794)	(16,300)	(47,986)
Gain on sale of business	-	-	35,871	-
Other income (expense), net	158	(241)	66	(158)
(Loss) income before provision for income taxes	(4,404)	(24,035)	19,637	(48,144)
(Benefit) provision for income taxes	(914)	681	44	579
Net (loss) income	$(3,490)	$(24,716)	$19,593	$(48,723)
Earnings per share:
Basic	$(0.10)	$(0.77)	$0.59	$(1.52)
Diluted	$(0.10)	$(0.77)	$0.58	$(1.52)
Shares used in computing earnings per share:
Basic	33,640	32,163	33,425	31,984
Diluted	33,640	32,163	33,984	31,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net Income (loss)	$(3,490)	$(24,716)	$19,593	$(48,723)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized gain (loss) on investments	22	37	50	206
Net change in unrealized gain (loss) on hedging instruments	419	(654)	2,148	262
	441	(617)	2,198	468
Comprehensive income (loss)	$(3,049)	$(25,333)	$21,791	$(48,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2017
Balance as at January 1, 2017	33,088,990	$3	$510,257	$(276,819)	$(1,478)	$231,963
Cumulative effect of a change in accounting principle			2,601	$(2,587)		14
Issuance of common stock under employee equity plans, net of repurchases	724,907	-	14,851	-	-	14,851
Stock-based compensation	-	-	25,117	-	-	25,117
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(6,621)	-	-	(6,621)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	50	50
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	2,148	2,148
Net income	-	-	-	19,593	-	19,593
Comprehensive income						21,791
Balance as at June 30, 2017	33,813,897	$3	$546,205	$(259,813)	$720	$287,115

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	540,602	-	5,682	-	-	5,682
Issuance of holdback shares in connection with acquisitions	206,499	-	-	-	-	-
Stock-based compensation	-	-	29,635	-	-	29,635
Income tax deficiencies from employee stock option exercises	-	-	(14)	-	-	(14)
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(3,954)	-	-	(3,954)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	206	206
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	262	262
Net loss	-	-	-	(48,723)	-	(48,723)
Comprehensive loss						(48,255)
Balance as at June 30, 2016	32,584,245	$3	$479,418	$(255,263)	$(863)	$223,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,593	$(48,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,943	2,961
Stock-based compensation	25,117	32,759
Amortization of acquired intangibles	449	704
Loss on disposals	-	255
Amortization of premiums/accretion of discounts on short-term investments	(104)	111
Excess tax deficiencies from share-based compensation	-	14
Gain on sale of business	(35,871)	-
Other	(1,255)	(228)
Changes in operating assets and liabilities:
Accounts receivable, net	3,238	17,172
Inventory	192	(26)
Prepaid expenses and other assets	(864)	281
Accounts payable	(1,901)	(2,570)
Accrued compensation and benefits	3,626	(7,037)
Accrued and other liabilities	2,990	(209)
Severance pay (net)	246	328
Deferred revenue	5,132	8,160
Deferred tax assets	(1,593)	(158)
Net cash provided by operating activities	23,938	3,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	50,923	34,331
Purchase of short-term investments	(69,451)	(77,067)
Proceeds from sale of business	35,015	-
Net purchases of property and equipment	(6,546)	(8,263)
Change in restricted cash	(154)	12
Net cash provided by (used in) investing activities	9,787	(50,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	-	(7,157)
Proceeds from issuance of common stock, net of repurchases	11,725	5,682
Shares withheld for tax withholding on vesting of restricted stock units	(6,621)	(3,954)
Offering costs relating to follow-on public offering	-	(112)
Excess tax deficiencies from share-based compensation	-	(14)
Net cash provided by (used in) financing activities	5,104	(5,555)
Effect of exchange rate changes on cash and cash equivalents	1,255	228
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,084	(52,520)
CASH AND CASH EQUIVALENTS - Beginning of period	107,343	168,252
CASH AND CASH EQUIVALENTS - End of period	$147,427	$115,732
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$2,520	$2,375

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company primarily sells products and services through channel partners, including distributors and resellers, which sell to end-user customers. For the six months ended June 30, 2017 and 2016, no single end-user customer represented 10% or more of the Company’s total revenue or gross accounts receivable balance.

During those periods, the Company had one reseller that represented 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date as follows:

Revenue				Accounts Receivable
For the three months ended June 30,		For the six months ended June 30,		As of June 30,	As of December 31,
2017	2016	2017	2016	2017	2016
12%	12%	12%	13%	21%	18%

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

Insurance Recoveries Receivable

Insurance recoveries receivable consists of amounts receivable to the Company from insurance recoveries in connection with settlement costs and professional fees. Claims for loss recoveries are generally recognized when a loss event has occurred and recovery is considered probable.

There have been no other material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective beginning January 1, 2020 on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. The Company does not anticipate a material impact to the consolidated financial statements once implemented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted under certain scenarios. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 regarding ASC Topic 842 “Leases.” The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the Company anticipates that the adoption of the ASU may materially affect its Balance Sheet.

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

The standard will be effective for the Company beginning January 1, 2018 using either of two methods: (1) retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company plans to adopt the standard under the modified retrospective method effective January 1, 2018. The Company’s ability to adopt using the modified retrospective method is dependent on several factors such as the significance of the impact of the new standard on the Company’s financial results, and system readiness, including software procured from third-party providers and the completion of the Company’s analysis of information necessary to determine the cumulative effect of adoption recognized as of the date of initial application.

The Company has developed a project plan for this transition, which includes necessary changes to accounting policies, processes, internal controls, and system requirements and is progressing as planned. The Company expects to implement the plan in time to report in accordance with ASC 606 for the first quarterly filing on Form 10-Q for the period ended March 31, 2018.

As part of its preliminary evaluation, the Company has considered the impact of the standard’s requirements with respect to capitalization and amortization of incremental costs of obtaining a contract, primarily sales commissions. Under the Company’s current accounting policy, contract origination costs are expensed as incurred. The new standard requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. The Company is reviewing historical costs to identify those that meet the new standard’s capitalization requirement. Under the new standard, the Company will amortize these costs over a period of benefit, as estimated by management, which may extend beyond the contract term.

The Company’s contracts with customers frequently include multiple performance obligations. For such arrangements, we will allocate revenue to each performance obligation based on its relative standalone selling price. The Company is analyzing its historical sales data and expects to determine standalone selling prices based on the prices charged to customers.

While the Company continues to assess the potential impacts of the new standard on its consolidated financial statements and related disclosures, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time. The preliminary assessments are subject to change as the Company continues to assess the new standard along with industry trends and additional interpretive guidance.

2. Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in commercial paper, money market funds corporate debt obligations and various deposit accounts.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$53,728	$-	$-	$53,728
Commercial paper	5,490	-	1	5,489
Money market funds	84,359	-	-	84,359
Corporate debt obligations	3,852	-	1	3,851
Total	$147,429	$-	$2	$147,427
Short-term investments:
Commercial paper	$14,228	$-	$11	$14,217
Corporate debt obligations	143,078	1	266	142,813
US government agencies	14,998	-	47	14,951
Bank deposits	480	-	1	479
Total	$172,784	$1	$325	$172,460

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$63,642	$-	$-	$63,642
Commercial paper	6,995	-	2	6,993
Money market funds	36,708	-	-	36,708
Total	$107,345	$-	$2	$107,343
Short-term investments:
Commercial paper	$14,245	$-	$8	$14,237
Corporate debt obligations	110,062	-	347	109,715
US government agencies	18,998	2	50	18,950
Bank deposits	10,846	1	-	10,847
Total	$154,151	$3	$405	$153,749

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2017 (in thousands):

	As of June 30, 2017
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$88,396	$88,258
Due within two years	84,388	84,202
Total	$172,784	$172,460

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2017 and 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,217	$11	$-	$-	$14,217	$11
Corporate debt obligations	89,716	186	50,082	80	139,798	$266
US government agencies	9,458	40	5,493	7	14,951	47
Bank deposits	480	1	-	-	480	$1
	$113,871	$238	$55,575	$87	$169,446	$325

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,237	$8	$-	$-	$14,237	$8
Corporate debt obligations	78,821	323	29,689	24	108,510	$347
US government agencies	11,451	46	3,496	4	14,947	50
	$104,509	$377	$33,185	$28	$137,694	$405

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2017.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	As of June 30, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$-	$5,489	$-	$5,489
Money market funds	84,359	-	-	84,359
Corporate debt obligations	-	3,851	-	3,851
Short-term investments:
Commercial paper	-	14,217	-	14,217
Corporate debt obligations	-	142,813	-	142,813
US government agencies	-	14,951	-	14,951
Bank deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	2,263	-	2,263
Total financial assets	$84,359	$184,063	$-	$268,422

	As of December 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$-	$6,993	$-	$6,993
Money market funds	36,708	-	-	36,708
Short-term investments:
Commercial paper	-	14,237	-	14,237
Corporate debt obligations	-	109,715	-	109,715
US government agencies	-	18,950	-	18,950
Bank deposits	-	10,847	-	10,847
Total financial assets	$36,708	$160,742	$-	$197,450
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$-	$639	$-	$639

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $6.3 million and $5.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$27,664	$2,696	$60,756	$(639)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$1,445	$-	$4,332	$1,316
Losses recognized in OCI (a)	$(17)	$(906)	$(17)	$(1,005)
Gains recognized from accumulated OCI into net income (b)	$782	$149	$988	$149
Losses recognized from accumulated OCI into net income (b)	$(5)	$(47)	$(10)	$(241)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income, of which $54 and $723 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2017; $68 and $910 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2017. $6 and $96 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2016 and $(7) and $(85) were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2016. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Goodwill and Acquired Intangible Assets

In February 2017, the Company completed the sale of its assets related to the Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary. We allocated goodwill of $1.1 million to the business being disposed of. Additionally, the acquired intangible assets with the carrying value of $4.5 million were derecognized in connection with this transaction. The Company did not have any goodwill impairments during three and six months ended June 30, 2017 and 2016.

The changes in the carrying amount of goodwill for the periods ended June 30, 2017 and December 31, 2016 were as follows (in thousands):

Balance as of December 31, 2016	$37,448
Goodwill disposed with sale of Skyfence	(1,059)
Balance as of June 30, 2017	$36,389

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three and six months ended June 30, 2017 and 2016. The weighted average remaining useful life of the Company’s acquired technology, customer relationships, and trade names and other intangible assets is 6.5 years, 6.5 years, and 6.5 years, respectively as of June 30, 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	$3,753	$(1,004)	$2,749
Customer relationships	480	(38)	442
Trade name and other	280	(22)	258
Total	$4,513	$(1,064)	$3,449

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	$11,718	$(4,085)	$7,633
Customer relationships	480	-	480
Trade name and other	280	-	280
Total	$12,478	$(4,085)	$8,393

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. As of June 30, 2017, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2017 (remaining 6 months)	$265
2018	528
2019	528
2020	528
2021	528
Thereafter	1,072
Total expected amortization expense	$3,449

6. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2022. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of June 30, 2017 (in thousands):

	Operating Leases	Estimated Sublease Income
Period Ending December 31:
2017 (remaining 6 months)	$3,601	$356
2018	8,459	683
2019	4,741	-
2020	4,461	-
2021	301	-
Thereafter	49	-
Total	$21,612	$1,039

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2017 and 2016 was $3.2 million and $3.0 million, respectively.

In connection with leases of office space, the Company may receive tenant improvement allowances from lessors for certain improvements the Company makes to the leased properties. The Company records the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the six months ending June 30, 2017 and 2016, the Company did not receive any tenant improvement allowances.

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

As of June 30, 2017 and December 31, 2016 the Company had $2.1 million and $1.9 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of June 30, 2017. Motor vehicle lease expenses for the six months ended June 30, 2017 and 2016 were $1.5 million and $1.4 million, respectively.

(c) Purchase Commitments

As of June 30, 2017 and December 31, 2016, the Company had purchase commitments of $3.4 million and $3.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  The settlement, which is subject to final documentation and the approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers, and has been accrued in current assets and current liabilities for the period ended June 30, 2017. The settlement is not deemed material to our results of operations, liquidity or capital resources as a result of the insurance receivable.

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

In the opinion of management, liabilities associated with these claims from third parties, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of June 30, 2017 and December 31, 2016. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

(e) Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its end customers and certain channel partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments and settlements entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid under the agreement. However, some agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. Accordingly, the Company has not recorded a liability on its condensed consolidated balance sheets for these indemnification provisions.

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

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  During the quarter ended March 31, 2017, the Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy. During the quarter ended June 30, 2017, the Company granted supplemental merit-based PRSUs to two executives on substantially the same terms as those granted during the prior quarter. The PRSUs provide for a target number of shares that generally vest over three years including a one year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of an annual contract value of subscription bookings target for fiscal 2017 and total operating expenses for 2017 that are at 110% or less of the internal operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on level of achievement, and provided the award recipient remains employed through each applicable vesting date. In addition, from the PRSUs awarded to executives during the quarter ended March 31, 2016, an aggregate of 46,619 PRSUs were issued during the quarter ended March 31, 2017, based on the Company’s achievement against its annual contract value of subscription bookings target for fiscal 2016 and achieving total operating expenses for 2016 that were 110% or less of the internal operating plan. The PRSUs are subject to vest over a two-year period and vest quarterly through February 15, 2019.

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

The outstanding options and RSUs under the Incapsula 2010 Stock Incentive Plan were assumed as part of the Incapsula acquisition and at the time they were assumed were equivalent to 247,184 shares of Company common stock on an as-converted basis.  As of June 30, 2017, there were 4,348 assumed Incapsula options and 118 assumed Incapsula RSUs outstanding.  The Company does not intend to grant any additional shares under the Incapsula 2010 Stock Incentive Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2017	1,570,765	$39.64	6.90	$9,226
Granted	-
Exercised	(272,676)	$30.63
Cancelled or forfeited	(119,002)	$49.77
Balances - June 30, 2017	1,179,087	$40.70	6.51	$12,754
Vested and expected to vest - June 30, 2017	1,179,087	$40.70	6.51	$12,754
Exercisable - June 30, 2017	815,232	$38.95	6.10	$9,919

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $47.85 of the Company’s common stock on June 30, 2017.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2017	1,994,790	$51.42
Granted	1,052,009	$42.67
Granted, performance RSUs	301,900	$41.96
Released	(495,356)	$47.30
Cancelled or forfeited	(435,994)	$50.34
Unvested - June 30, 2017	2,417,349	$47.47

The aggregate intrinsic value of options exercised under the Plans was $4.2 million for the six months ended June 30, 2017. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of June 30, 2017, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $97.2 million. As of June 30, 2017, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three and six months ended June 30, 2017 and 2016.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Cost of revenue	$1,403	$1,132	$2,672	$2,525
Research and development	2,560	3,802	7,328	8,051
Sales and marketing	3,700	7,683	7,166	12,777
General and administrative	3,844	4,487	7,276	9,406
Restructuring charges	0	-	675	-
Total stock-based compensation expense	$11,507	$17,104	$25,117	$32,759

The Company did not issue stock option grants for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017. The fair value of stock option grants for the six months ended June 30, 2016 and ESPP grants for the three and six months ended June 30, 2017 and 2016 was estimated using the following weighted average assumptions:

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Stock option grants:
Dividend rate	-	-	-	0%
Risk-free interest rate	-	-	-	1.5%
Expected term (in years)	-	-	-	6.1
Expected volatility	-	-	-	58%
ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.1%	0.4%	1.1%	0.4%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	52%	58%	52%	58%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant.

8. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at April 1	$664	$(385)	$279	$(105)	$(141)	$(246)
Other comprehensive income (loss) before reclassifications	1,196	22	1,218	(552)	37	(515)
Amounts reclassified to net income (loss)	(777)	-	(777)	(102)	-	(102)
Change in other comprehensive income (loss)	419	22	441	(654)	37	(617)
Balance at June 30	$1,083	$(363)	$720	$(759)	$(104)	$(863)

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)
Other comprehensive income (loss) before reclassifications	3,126	50	3,176	170	206	376
Amounts reclassified to net loss	(978)	-	(978)	92	-	92
Change in other comprehensive income (loss)	2,148	50	2,198	262	206	468
Balance at June 30	$1,083	$(363)	$720	$(759)	$(104)	$(863)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$1,428	(232)	$1,196	$(906)	354	$(552)
Reclassification adjustments [1]	(777)	-	(777)	(102)	-	(102)
Unrealized gains (losses) on cash flow hedges, net	651	(232)	419	(1,008)	354	(654)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$34	(12)	22	$57	(20)	37
Unrealized gains (losses) on investments:	34	(12)	22	57	(20)	37
Other comprehensive income (loss)	$685	$(244)	$441	$(951)	$334	$(617)

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$4,315	(1,189)	$3,126	$311	(141)	$170
Reclassification adjustments [1]	(978)	-	(978)	92		92
Unrealized gains (losses) on cash flow hedges, net	3,337	(1,189)	2,148	403	(141)	262
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$78	(28)	50	$317	(111)	206
Unrealized gains (losses) on investments:	78	(28)	50	317	(111)	206
Other comprehensive income (loss)	$3,415	$(1,217)	$2,198	$720	$(252)	$468

[1]	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended June 30, 2017 and 2016, the Company recorded an income tax benefit of $0.9 million and income tax expense of $0.7 million respectively. The income tax benefit for the three months ended June 30, 2017, was primarily attributable to tax benefits related to employee gains from their sale of Company stock and intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income, offset in part by foreign and state income taxes. The income tax expense for the three months ended June 30, 2016 was primarily attributable to foreign and state income taxes. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of less than $0.1 million and $0.6 million, respectively. The income tax expense for the six months ended June 30, 2017, was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by tax benefits related to employee gains from their sale of Company stock and an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased during the six months ended June 30, 2017, which also contributed to the change in income tax expense for the period. The income tax expense for the six months ended June 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
United States	$36,701	$30,208	$74,346	$63,879
EMEA	14,842	11,891	28,622	23,175
APAC	14,596	10,640	28,302	21,977
Other	8,296	5,134	15,473	8,615
Total net revenue	$74,435	$57,873	$146,743	$117,646

The following table presents long-lived assets by location (in thousands):

	As of June 30,	As of December 31,
	2017	2016
United States	$23,461	$20,525
Israel	4,540	9,344
Other	236	20
Total long-lived assets	$28,237	$29,889

11. Restructuring Charges

In November 2016, we implemented a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. We incurred no restructuring charges during the three months ended June 30, 2017. The restructuring charge during the six months ended June 30, 2017 was $0.7 million, related to stock-based compensation. During the six months ended June 30, 2017 we also paid $1.1 million, of restructuring charges, which were recorded as a current liability within accrued compensation and benefits on the consolidated balance sheet as of December 31, 2016. There was no payment of restructuring charges during the three months ended June 30, 2017. The restructuring activity was completed by the end of the first quarter of 2017.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the condensed consolidated statements of operations. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The table below shows the reconciliation of the basic and diluted shares for the three and six months ended June 30, 2017, in thousands:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding:
Basic	33,640	32,163	33,425	31,984
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	-	-	559	-
Diluted	33,640	32,163	33,984	31,984

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three months ended June 30, 2017 and 2016 because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	1,179,087	1,812,415	670,872	1,812,415
Restricted stock units for common stock	2,417,349	2,454,882	550,544	2,454,882
Restricted stock issued in connection with Skyfence acquisition	-	257,847	-	257,847

13. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. This escrowed amount is recorded in other assets on our condensed consolidated balance sheet as of June 30, 2017, and represents a noncash item in our condensed consolidated statement of cash flows. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

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

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Operating loss	-	$(3,735)	$(3,567)	$(8,998)
Loss before taxes	-	(3,735)	(3,648)	$(8,998)
Net loss	-	(3,821)	(3,659)	(9,129)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our cyber-security solutions directly protect the business-critical data and applications that are being attacked, and are designed to fill the gaps left by existing endpoint and network or perimeter security solutions. Our Imperva SecureSphere platform provides database, file and web application security across various physical and virtual systems in data centers, including those in traditional on-premise data centers as well as in private, public and hybrid cloud computing environments. Our Imperva Incapsula product line provides cloud-based website security, denial of service protection and performance solutions that do not require software or hardware changes. Our Imperva CounterBreach product line uses machine learning to analyze how users access data and to spotlight data breach activity. In addition, our cloud offerings are designed to protect against the unique threats created as enterprises increasingly shift to deploying their applications and storing their data in the cloud to take advantage of the flexibility and cost-efficiency offered by cloud-based solutions. During the second quarter of 2017, we released CounterBreach version 2.0 and announced enhancements to the Incapsula Content Delivery Network.

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services (including cloud-based services) and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2017, we had 297 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $32.0 million for the six months ended June 30, 2017 as compared to $31.6 million for the same period in 2016.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2017, 51% of our total revenue was generated United States, 20% from Europe, Middle East and Africa (“EMEA”), 19% from Asia Pacific (“APAC”) and 10% from other regions.

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

As of June 30, 2017, we had over 5,500 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $137.8 million in 2013 to $264.4 million in 2016. We earned net income of $19.6 million in the six months ended June 30, 2017 and incurred net losses of $70.3 million in the year ended December 31, 2016. As of June 30, 2017, we had an accumulated deficit of $259.8 million.

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

To date, we have incurred, and continue to incur, losses from operations. However, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our loss from operations will decline, and that we will reach profitability. Should we need additional cash in the future, we may enter into lines of credit or raise funds through the sale of equity securities.

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

We also believe that deferred revenue and net cash flow provided by operations are key financial metrics for our business. The components of deferred revenue and net cash flow provided by operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of June 30,		Six months ended or As of June 30,
	2017	2016	2017	2016
	(in thousands, except number of customers and percentages)
Net revenue	$74,435	$57,873	$146,743	$117,646
Gross margin	79.1%	78.4%	79.2%	78.3%
Loss from operations	$(4,562)	$(23,794)	$(16,300)	$(47,986)
Total deferred revenue	$134,150	$114,817	$134,150	$114,817
Cash, cash equivalents and short-term investments	$319,887	$255,230	$319,887	$255,230
Net cash provided by (used in) operations	$5,442	$(2,188)	$23,938	$3,794
Number of customers	5,591	4,864	5,591	4,864

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

Net Cash Flow Provided By Operations

We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven primarily by sales of our products and licenses, subscription services and from up-front payments from customers under maintenance and support contracts. Our primary uses of cash in operating activities are for personnel-related expenditures, costs of acquiring the hardware used for our appliances, marketing and promotional expenses and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business.

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

A majority of our products and services are sold to customers in the Americas, primarily in the United States, however, a significant portion of our revenue is generated from international sales. See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a discussion of our financial information by geographic region. Our revenue by geographic region is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
United States	$36,701	$30,208	$74,346	$63,879
EMEA	14,842	11,891	28,622	23,175
APAC	14,596	10,640	28,302	21,977
Other	8,296	5,134	15,473	8,615
Total net revenue	$74,435	$57,873	$146,743	$117,646

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

Restructuring Charges

In November 2016, we implemented a business restructuring plan to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally. The restructuring activity was completed by the end of the first quarter of 2017. The expenses incurred primarily consisted of employee severance charges and other termination-related costs. We did not incur any restructuring charges in the three months ended June 30, 2017 and do not expect to incur significant additional restructuring costs associated with this plan in future periods

Amortization of Acquired Intangible Assets

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception. For the six months ended June 30, 2017, we generated net income. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2017 and 2016 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$20,012	26.9	$14,830	25.7	$39,590	26.9	$35,671	30.3
Services:
Maintenance and support	22,596	30.4	19,802	34.2	44,576	30.4	38,663	32.9
Professional services and training	3,730	5.0	3,656	6.3	7,228	4.9	7,091	6.0
Subscriptions	28,097	37.7	19,585	33.8	55,349	37.8	36,221	30.8
Total services	54,423	73.1	43,043	74.3	107,153	73.1	81,975	69.7
Total net revenue	74,435	100.0	57,873	100.0	146,743	100.0	117,646	100.0
Cost of revenue:
Products and license	1,823	2.4	1,814	3.1	3,755	2.6	3,998	3.4
Services	13,751	18.5	10,703	18.5	26,771	18.2	21,487	18.3
Total cost of revenue	15,574	20.9	12,517	21.6	30,526	20.8	25,485	21.7
Gross profit	58,861	79.1	45,356	78.4	116,217	79.2	92,161	78.3
Operating expenses:
Research and development	14,528	19.5	15,576	26.9	31,978	21.8	31,595	26.9
Sales and marketing	36,388	48.9	40,977	70.8	73,512	50.1	81,717	69.5
General and administrative	12,375	16.6	12,245	21.2	25,911	17.7	26,131	22.2
Restructuring charges	-	0.0	-	-	667	0.5	-	-
Amortization of purchased intangibles	132	0.2	352	0.6	449	0.3	704	0.6
Total operating expenses	63,423	85.2	69,150	119.5	132,517	90.4	140,147	119.2
Loss from operations	(4,562)	(6.1)	(23,794)	(41.1)	(16,300)	(11.2)	(47,986)	(40.9)
Gain on sale of business	-	0.0	-	-	35,871	24.4	-	-
Other income (expense), net	158	0.2	(241)	(0.4)	66	-	(158)	(0.1)
Income (loss) before provision for income taxes	(4,404)	(5.9)	(24,035)	(41.5)	19,637	13.2	(48,144)	(41.0)
(Benefit) provision for income taxes	(914)	(1.2)	681	1.2	44	-	579	0.5
Net income (loss)	$(3,490)	(4.7)	$(24,716)	(42.7)	$19,593	13.2	$(48,723)	(41.5)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	For the three months ended June 30,				For the six months ended June 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Net revenue:
Products and license	$20,012	$14,830	$5,182	34.9%	$39,590	$35,671	$3,919	11.0%
Percentage of net revenue	26.9%	25.7%			26.9%	30.3%
Services:
Maintenance and Support	22,596	19,802	2,794	14.1%	44,576	38,663	5,913	15.3%
Percentage of net revenue	30.4%	34.2%			30.4%	32.9%
Professional Services and Training	3,730	3,656	74	2.0%	7,228	7,091	137	1.9%
Percentage of net revenue	5.0%	6.3%			4.9%	6.0%
Subscriptions	28,097	19,585	8,512	43.5%	55,349	36,221	19,128	52.8%
Percentage of net revenue	37.7%	33.8%			37.8%	30.8%
Total Services	54,423	43,043	11,380	26.4%	107,153	81,975	25,178	30.7%
Percentage of net revenue	73.1%	74.3%			73.1%	69.7%
Total net revenue	$74,435	$57,873	$16,562	28.6%	$146,743	$117,646	$29,097	24.7%

United States	$36,701	$30,208	$6,493	21.5%	$74,346	$63,879	$10,467	16.4%
Percentage of net revenue	49.3%	52.2%			50.7%	54.3%
EMEA	14,842	11,891	2,951	24.8%	28,622	23,175	5,447	23.5%
Percentage of net revenue	19.9%	20.5%			19.5%	19.7%
APAC	14,596	10,640	3,956	37.2%	28,302	21,977	6,325	28.8%
Percentage of net revenue	19.6%	18.4%			19.3%	18.7%
Other	8,296	5,134	3,162	61.6%	15,473	8,615	6,858	79.6%
Percentage of net revenue	11.1%	8.9%			10.5%	7.3%
Total net revenue	$74,435	$57,873	$16,562	28.6%	$146,743	$117,646	$29,097	24.7%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Our net revenue increased by $16.5 million, or 28.6%, to $74.4 million during the three months ended June 30, 2017 from $57.9 million during the three months ended June 30, 2016. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 727 customers since June 30, 2016 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 154 orders exceeding $100,000 during the three months ended June 30, 2017, compared to 115 orders during the three months ended June 30, 2016.

All regions contributed to this growth with a $6.5 million, $2.9 million, $3.9 million and $3.2 million increase in United States, EMEA, APAC and Other respectively, over the same period in 2016. The revenue growth in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 in all regions was principally due to increasing demand for our subscription service offerings, increased sales volume of our products, an increase in our international sales personnel and improved sales execution.

Products and license revenue increased by $5.2 million, to $20.0 million during the three months ended June 30, 2017 from $14.8 million during the three months ended June 30, 2016. The increase in products and license revenue was primarily due to increased sales volume of our products and improved sales execution.

Services revenue increased by $11.4 million, to $54.4 million during the three months ended June 30, 2017 from $43.0 million during the three months ended June 30, 2016. During the three months ended June 30, 2017, our services revenue was comprised of $22.6 million in maintenance and support, $3.7 million in professional services and training and $28.1 million in subscriptions. The change in services revenue in the three months ended June 30, 2017 from the three months ended June 30, 2016 was primarily due to an increase of $8.5 million in subscription revenue resulting from our cloud-based security services, in addition to an increase of $2.8 million in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $0.1 million, primarily due to timing of projects.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Our net revenue increased by $29.1 million, or 24.7%, to $146.7 million during the six months ended June 30, 2017 from $117.6 million during the six months ended June 30, 2016. This revenue growth reflects the increasing demand primarily for our service offerings, especially in the subscription service line mostly due to strong cloud-based security services. We had 296 orders exceeding $100,000 during the six months ended June 30, 2017, from 233 orders during the six months ended June 30, 2016.

All regions contributed to this growth with a $10.5 million, $5.4 million, $6.3 million and $6.9 million increase in United States, EMEA, APAC and Other respectively, over the same period in 2016. The increase in all regions was principally due to increasing demand for our service offerings, an increase in our international sales personnel and improved sales execution.

Products and license revenue increased by $3.9 million, to $39.6 million during the six months ended June 30, 2017 from $35.7 million during the six months ended June 30, 2016. The increase in product and license revenue was primarily due to increased sales volume of our products and improved sales execution.

Services revenue increased by $25.2 million, to $107.2 million during the six months ended June 30, 2017 from $82.0 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, our services revenue was comprised of $44.6 million in maintenance and support, $55.3 million in subscriptions and $7.2 million in professional services and training. The change in services revenue in the six months ended June 30, 2017 from the six months ended June 30, 2016 was primarily due to an increase of $19.1 million in subscriptions revenue resulting from our cloud-based security services, in addition to an increase of $5.9 million in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $0.1 million, primarily due to timing of projects.

Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016		2017	2016
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$18,189	$13,016		$35,835	$31,673
Gross Margin %	90.9%	87.8%	3.1	90.5%	88.8%	1.7
Services gross profit	40,672	32,340		80,382	60,488
Gross Margin %	74.7%	75.1%	(0.4)	75.0%	73.8%	1.2
Total gross profit	$58,861	$45,356		$116,217	$92,161
	79.1%	78.4%	0.6	79.2%	78.3%	0.9

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Total gross margin increased 0.6% to 79.1% during the three months ended June 30, 2017 from 78.4% during the three months ended June 30, 2016. The products and license gross margin increased by 3.1% to 90.9% for the three months ended June 30, 2017 from 87.8% for the three months ended June 30, 2016. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins.

The services gross margin decreased by 0.4% to 74.7% for the three months ended June 30, 2017 from 75.1% for the three months ended June 30, 2016. The services gross margin decrease during the three months ended June 30, 2017 as compared to the 2016 period was primarily attributable to higher costs associated with expanding our infrastructure for our cloud-based services to support an increasing number of customers.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Total gross margin increased 0.9% to 79.2% during the six months ended June 30, 2017 from 78.3% during the six months ended June 30, 2016 primarily due to an increase in both products and license and services gross margin. Products and license gross margin increased 1.7% to 90.5% during the six months ended June 30, 2017 from 88.8% during the six months ended June 30, 2016. The products and license gross margin increase was primarily attributable to increased sales of higher throughput appliances, which generally have higher gross margins.

Services gross margin increased 1.2% to 75.0% for the six months ended June 30, 2017 from 73.8% for the six months ended June 30, 2016. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues which better leveraged our internal cost structure to support these services offset higher costs associated with expanding our infrastructure for our cloud-based services to support an increasing number of customers by during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Operating Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$14,528	$15,576	$(1,048)	-6.7%	$31,978	$31,595	$383	1.2%
Percentage of net revenue	19.5%	26.9%			21.8%	26.9%
Sales and marketing	36,388	40,977	(4,589)	-11.2%	73,512	81,717	(8,205)	-10.0%
Percentage of net revenue	48.9%	70.8%			50.1%	69.5%
General and administrative	12,375	12,245	130	1.1%	25,911	26,131	(220)	-0.8%
Percentage of net revenue	16.6%	21.2%			17.7%	22.2%
Restructuring charges	-	-	-	100.0%	667	-	667	100.0%
Percentage of net revenue	0.0%	0.0%			0.5%	0.0%
Amortization of acquired intangible assets	132	352	(220)	-62.5%	449	704	(255)	-36.2%
Percentage of net revenue	0.2%	0.6%			0.3%	0.6%
Total operating expenses	$63,423	$69,150	$(5,727)	-8.3%	$132,517	$140,147	$(7,630)	-5.4%

Results above include stock-based compensation expense of:

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$2,560	$3,802	$(1,242)	$7,328	$8,051	$(723)
Sales and marketing	3,700	7,683	(3,983)	7,166	12,777	(5,611)
General and administrative	3,844	4,487	(643)	7,276	9,406	(2,130)
Restructuring charges	-	-	-	675	-	675

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Research and development expenses decreased by $1.1 million, or 6.7%, to $14.5 million during the three months ended June 30, 2017 from $15.6 million during the three months ended June 30, 2016. The decrease is primarily due to a decrease in personnel costs due to decreased headcount following the sale of the assets of the Skyfence business in the first quarter of 2017.

Sales and marketing expenses decreased by $4.6 million, or 11.2%, to $36.4 million during the three months ended June 30, 2017 from $41.0 million during the three months ended June 30, 2016. The change was principally due to a decrease of $4.0 million in personnel costs, including stock-based compensation and contractor costs due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives. We also incurred decreases in direct sales expenses and travel costs totaling $1.5 million relating to the decreased headcount. This is partially offset by an increase of $1.0 million in sales commissions with increased revenue.

General and administrative expenses increased by $0.2 million, or 1.1%, to $12.4 million during the three months ended June 30, 2017 from $12.2 million during the three months ended June 30, 2016. The change was primarily due to the acquisition of Camouflage Software, Inc., in December 2016.

Amortization of purchased intangibles decreased by $0.2 million, or 62.5% during the three months ended June 30, 2017 compared to the same period in 2016. The decrease is due to the sale of the acquired intangible assets of the Skyfence business in the first quarter of 2017.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Research and development expenses increased by $0.4 million, or 1.2%, to $32.0 million during the six months ended June 30, 2017 from $31.6 million during the six months ended June 30, 2016. The change was primarily due to the charge recorded in the first quarter 2017 for modification of stock options of $2.3 million partially offset by a decrease of $2.0 million in personnel costs due to decreased headcount following the sale of the assets of the Skyfence business in the first quarter of 2017.

Sales and marketing expenses decreased by $8.2 million, or 10.0%, to $73.5 million during the six months ended June 30, 2017 from $81.7 million during the six months ended June 30, 2016. The change was principally related to a decrease of $6.2 million in personnel costs, including stock-based compensation and contractor costs due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives. We also incurred decreases in direct sales expenses and travel costs totaling $3.2 million relating to the decreased headcount. This was partially offset by an increase of $1.0 million in sales commissions resulting from increased revenue.

General and administrative expenses decreased by $0.2 million, or 0.8%, to $25.9 million during the six months ended June 30, 2017 from $26.1 million during the six months ended June 30, 2016. The change was primarily due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives.

We incurred restructuring charges of $0.7 million during the six months ended June 30, 2017 in connection with the plan implemented in November 2016. We incurred no restructuring charges during the six months ended June 30, 2016. The restructuring charges are termination-related costs, which consist of stock-based compensation expense. The restructuring plan was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Amortization of purchased intangibles decreased by $0.3 million, or 36.2% during the three months ended June 30, 2017 compared to the same period in 2016. The decrease is due to the sale of the acquired intangible assets of the Skyfence business in the first quarter of 2017.

Loss from Operations

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$(4,562)	$(23,794)	$19,232	80.8%	$(16,300)	$(47,986)	$31,686	66.0%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Our loss from operations decreased by $19.2 million, or 80.8%, to $4.6 million for the three months ended June 30, 2017 from $23.8 million for the three months ended June 30, 2016. Our gross profit increased by $13.5 million during the three months ended June 30, 2017 due to higher product and license revenues. Our total operating expenses decreased by $5.7 million during the three months ended June 30, 2017 when compared to the prior year period principally due to reductions in headcount as a result of the sale of the assets of the Skyfence business in the first quarter of 2017 and other senior personnel changes.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Our loss from operations decreased by $31.7 million, or 66.0%, to $16.3 million for the six months ended June 30, 2017 from $48.0 million for the six months ended June 30, 2016. Our gross profit increased by $24.1 million during the six months ended June 30, 2017 due to higher total revenues. Our total operating expenses decreased by $7.6 million during the six months ended June 30, 2017 when compared to the prior year period principally due to reductions in headcount as a result of the fourth quarter of 2016 restructuring plan and the sale of the assets of the Skyfence business in the first quarter of 2017 and other senior personnel changes.

Gain on Sale of Business

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$-	$-	$-	100.0%	$35,871	$-	$35,871	100.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income (Expense), Net

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$158	$(241)	$399	165.6%	$66	$(158)	$224	141.8%

Other income (expense), net increased by $0.4 million during the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 primarily due to changes in foreign exchange rates and an increase in interest income from short-term investments.

Other income (expense), net increased by $0.2 million during the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. The change was primarily due to changes in foreign exchange rates and an increase in interest income from short-term investments.

(Benefit) Provision for Income Taxes

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
					(dollars in thousands)
(Benefit) provision for income taxes	$(914)	$681	$(1,595)	-234.2%	$44	$579	$(535)	-92.4%
Effective tax rate	(20.8)%	3%			(0.22)%	1%

For the three months ended June 30, 2017, we recorded an income tax benefit of $0.9 million compared to income tax expense of $0.7 million for the three months ended June 30, 2016. The income tax benefit for the three months ended June 30, 2017, was primarily attributable to tax benefits related to employee gains from their sale of our common stock and intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income, offset in part by foreign and state income taxes. The income tax expense for the three months ended June 30, 2016 was primarily attributable to foreign and state income taxes.

For the six months ended June 30, 2017, we recorded an income tax expense of less than $0.1 million compared to income tax expense of $0.6 million for the six months ended June 30, 2016. The income tax expense for the six months ended June 30, 2017 was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by tax benefits related to employee gains from their sale of our common stock and an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased, which also contributed to the income tax expense for the period. The income tax expense for the six months ended June 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

Deferred Revenue

	As of June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Total deferred revenue	$134,150	$114,817	$19,333	16.8%

Deferred revenue increased by $19.3 million, or 16.8%, to $134.1 million as of June 30, 2017 from $114.8 million as of June 30, 2016. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide and resulting renewals of maintenance and support agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of June 30,		Change
	2017	2016	Amount	%
Number of customers	5,591	4,864	727	14.9%

Our number of customers increased by 727, or 14.9%, to 5,591 as of June 30, 2017 from 4,864 as of June 30, 2016. Our growth in customer count was driven by increasing market acceptance of our products.

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

Capital Resources

As of June 30, 2017, we had $319.9 million of cash, cash equivalents and short-term investments, $18.0 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $319.9 million as of June 30, 2017. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $35.0 million from the sale of our Skyfence business in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014 and Camouflage in December 2016, and our acquisitions of Skyfence and Incapsula in February 2014, which included cash consideration totaling approximately $29.4 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the six months ended June 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$23,938	$3,794
Net cash provided by (used in) investing activities	$9,787	$(50,987)
Net cash provided by (used in) financing activities	$5,104	$(5,555)

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

Net cash provided by operating activities of $23.9 million for the six months ended June 30, 2017 reflected a net income of $19.6 million, adjusted for non-cash charges of $6.7 million primarily due to gain on sale of business of $35.9 million partially offset by stock-based compensation expense of $25.1 million and a depreciation and amortization charge of $5.4 million, as well as a net change of $11.7 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of an increase in our deferred revenue of $5.1 million, a decrease in accounts receivable of $3.2 million, an increase in both accrued compensation and benefits of $3.6 million and accrued and other liabilities of $3.0 million offset by a decrease in accounts payable of $1.9 million, increase in deferred tax assets of $1.6 million and increase in prepaid expenses and other assets of $0.9 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures to purchase property and equipment.

Cash provided by investing activities during the six months ended June 30, 2017 was $9.8 million, primarily resulting from proceeds from disposition of the Skyfence business of $35.0 million, proceeds from the maturities of short-term investments of $50.9 million offset by purchases of short-term investments of $69.5 million and capital expenditures of $6.5 million.

Cash used in investing activities during the six months ended June 30, 2016 was $51.0 million, primarily resulting from purchases of short-term investments of $77.0 million and capital expenditures of $8.3 million offset by net proceeds from the maturities of short-term investments of $34.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2017 primarily as a result of net proceeds from issuance of common stock of $11.7 million offset by shares withheld for tax withholding of $6.6 million.

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.1 million offset by proceeds from issuance of common stock of $1.7 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations:	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$3,601	$8,459	$4,741	$4,461	$301	$49	$21,612
Severance Pay Fund(2)	-	-	-	-	-	-	7,152
Purchase commitments(3)	3,391	-	-	-	-	-	$3,391
Total	$6,992	$8,459	$4,741	$4,461	$301	$49	$32,155

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2017, we made regular lease payments of $3.3 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of June 30, 2017 includes $7.2 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and Insurance Recoveries Receivable policy, there have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended June 30, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  The settlement, which is subject to final documentation and the approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $(48.9) million in 2015 and $(70.3) million in 2016.  While we generated net income of $19.6 million for the six months ended June 30, 2017, we had an accumulated deficit of $259.8 million at June 30, 2017. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenue does not increase at a rate to proportionally offset these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We rely on third party channel partners to generate a significant portion of, and to fulfill a substantial majority of, our sales. If we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

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

The market for cyber-security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), McAfee, LLC (“McAfee”), Oracle Corporation (“Oracle”), Symantec Corporation and other point solution security vendors.

Many of our existing and potential competitors may have substantial competitive advantages such as:

•	greater name recognition and longer operating histories;
•	larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•	broader, deeper or otherwise more well-established relationships with customers, potential customers and channel partners;
•	broader distribution networks and more established relationships with distributors;
•	wider geographic presence;
•	access to larger customer bases;
•	greater customer support resources;
•	greater resources to make acquisitions;
•	greater resources to develop and introduce products that compete with our products;
•	lower labor and development costs; and
•	substantially greater financial, technical and other resources.

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

Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in our industry, such as IBM’s acquisition of Guardium, Inc., Oracle’s acquisition of Secerno, Ltd. and McAfee’s acquisition of Sentrigo, increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to sufficiently differentiate our products and services from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from firms of our size. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Camouflage Software Inc. in December 2016, Incapsula, Inc. in March 2014, Skyfence Networks Ltd. in February 2014 and assets from Tomium Software, LLC in January 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

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

We have experienced volatile growth over the last several years. We grew from 723 employees as of December 31, 2014 to 923 employees as of December 31, 2015 to 993 employees as of December 31, 2016. As of June 30, 2017, we had 980 employees. Changes in headcount have placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our headcount has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Anthony Bettencourt, our Chairman, President and Chief Executive Officer, and Amichai Shulman, one of our founders and our Chief Scientist, could significantly delay or prevent the achievement of our development and strategic objectives.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development and professional service departments. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, globally for sales personnel, as well as in the San Francisco Bay Area and in Tel Aviv and Rehovot, Israel, the locations in which we have a substantial presence and need for highly-skilled personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

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

Our hardware appliances are built by two manufacturers in Taiwan and we rely principally on one of these two manufacturers to build the majority of our hardware appliances. We only recently began using the second manufacturer and the few entry level products they manufacture for us were released for sale in July 2017. Our primary reliance on a single manufacturer for a majority of our hardware revenue, particularly a foreign manufacturer, involves several risks, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products. As a result, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2015, 11% for the year ended December 31, 2016 and 12% of our bookings for the six months ended June 30, 2017, and sales to government entities may increase. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

Our maintenance and support revenue accounted for 28% of our total revenue for 2015, 30% of our total revenue for 2016 and 30% of our total revenue for the six months ended June 30, 2017. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2015, 2016 and the six months ended June 30, 2017, we incurred approximately 27%, 38% and 31%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 33 issued patents and 17 patent applications pending as of June 30, 2017 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We are subject to income taxation in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. For example, we are currently under audit by the Israeli Tax Authority. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, determinations regarding the inclusion of stock-based compensation expense as part of a cost-plus arrangement and taxes owed on the purchase and sale of Skyfence intellectual property and related assets or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers alleging that defendants made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. As described further in Part II, Item 1 (Legal Proceedings), in July 2017 the parties reached an agreement in principle to settle this matter, but future litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed on February 27, 2017 (File No. 001-35338), through February 2017 we had used $29.4 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the six months ended June 30, 2017.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended June 30, 2017, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2017	IMPERVA, INC.

	By:	/s/ Anthony Bettencourt
Anthony Bettencourt
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2017

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01

2011 Stock Option and Incentive Plan, Subplan and Forms of Agreements Thereunder, as Amended. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 27, 2017 (File No. 001-35338)).

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