Form 10-Q
period 2017-09-30
IMPERVA INC
filed 2017-11-09
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2017: 34,013,911 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	Unaudited	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$163,935	$107,343
Short-term investments	179,269	153,749
Restricted cash	51	68
Accounts receivable, net of allowance of $1,208 and $ 1,784 as of September 30, 2017 and December 31, 2016, respectively	59,804	62,571
Inventory	475	590
Prepaid expenses and other current assets	14,303	7,922
Insurance recoveries receivable	19,000	-
Total current assets	436,837	332,243
Property and equipment, net	25,884	21,496
Goodwill	36,389	37,448
Acquired intangible assets, net	3,316	8,393
Severance pay fund	6,558	5,070
Restricted cash	2,203	1,884
Deferred tax assets	2,902	1,220
Other assets	1,593	1,065
TOTAL ASSETS	$515,682	$408,819
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,330	$5,529
Accrued compensation and benefits	21,697	20,840
Accrued and other current liabilities	12,834	7,683
Accrued legal settlement	19,000	-
Deferred revenue	111,962	104,042
Total current liabilities	170,823	138,094
Other liabilities	8,358	6,637
Deferred revenue	30,309	26,429
Accrued severance pay	7,440	5,696
TOTAL LIABILITIES	216,930	176,856
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value - 145,000,000 shares authorized, 34,013,340 and 33,088,990 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	559,144	510,257
Accumulated deficit	(260,183)	(276,819)
Accumulated other comprehensive loss	(212)	(1,478)
TOTAL STOCKHOLDERS' EQUITY	298,752	231,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$515,682	$408,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

*

The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenue:
Products and license	$26,627	$22,486	$66,217	$58,157
Services	57,265	45,921	164,418	127,896
Total net revenue	83,892	68,407	230,635	186,053

Cost of revenue:
Products and license	1,883	2,394	5,638	6,392
Services	14,684	11,354	41,455	32,841
Total cost of revenue	16,567	13,748	47,093	39,233
Gross profit	67,325	54,659	183,542	146,820
Operating expenses:
Research and development	15,515	15,289	47,493	46,884
Sales and marketing	38,245	38,128	111,757	119,845
General and administrative	13,645	12,669	39,556	38,800
Restructuring charges	-	-	667	-
Amortization of acquired intangible assets	133	352	582	1,056
Total operating expenses	67,538	66,438	200,055	206,585
Loss from operations	(213)	(11,779)	(16,513)	(59,765)
Gain on sale of business	-	-	35,871	-
Other income (expense), net	567	107	633	(51)
Income (loss) before provision for income taxes	354	(11,672)	19,991	(59,816)
Provision for income taxes	724	66	768	645
Net (loss) income	$(370)	$(11,738)	$19,223	$(60,461)
Earnings per share:
Basic	$(0.01)	$(0.36)	$0.57	$(1.88)
Diluted	$(0.01)	$(0.36)	$0.56	$(1.88)
Shares used in computing earnings per share:
Basic	33,907	32,445	33,590	32,130
Diluted	33,907	32,445	34,118	32,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Income (loss)	$(370)	$(11,738)	$19,223	$(60,461)
Other comprehensive gain (loss) (net of tax):
Net change in net unrealized gain (loss) on investments	55	(130)	105	76
Net change in unrealized gain (loss) on hedging instruments	(987)	224	1,161	486
	(932)	94	1,266	562
Comprehensive income (loss)	$(1,302)	$(11,644)	$20,489	$(59,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2017
Balance as at January 1, 2017	33,088,990	$3	$510,257	$(276,819)	$(1,478)	$231,963
Cumulative effect of a change in accounting principle			2,601	$(2,587)		14
Issuance of common stock under employee equity plans, net of repurchases	924,350	-	17,915	-	-	17,915
Stock-based compensation	-	-	36,588	-	-	36,588
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(8,217)	-	-	(8,217)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	105	105
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	1,161	1,161
Net income	-	-	-	19,223	-	19,223
Comprehensive income						20,489
Balance as at September 30, 2017	34,013,340	$3	$559,144	$(260,183)	$(212)	$298,752

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2016
Balance as at January 1, 2016	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of common stock under employee equity plans, net of repurchases	790,023	-	8,106	-	-	8,106
Issuance of holdback shares in connection with acquisitions	206,499	-	-	-	-	-
Stock-based compensation	-	-	42,612	-	-	42,612
Income tax deficiencies from employee stock option exercises	-	-	(29)	-	-	(29)
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(6,520)	-	-	(6,520)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	76	76
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	486	486
Net loss	-	-	-	(60,461)	-	(60,461)
Comprehensive loss						(59,899)
Balance as at September 30, 2016	32,833,666	$3	$492,238	$(267,001)	$(769)	$224,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,223	$(60,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,780	5,107
Stock-based compensation	36,588	45,736
Amortization of acquired intangibles	582	1,056
Loss on disposals	48	267
Amortization of premiums/accretion of discounts on short-term investments	56	144
Excess tax deficiencies from share-based compensation	-	29
Gain on sale of business	(35,871)	-
Other	(1,090)	(265)
Changes in operating assets and liabilities:
Accounts receivable, net	2,767	15,349
Inventory	61	40
Prepaid expenses and other assets	(794)	549
Accounts payable	(628)	(2,089)
Accrued compensation and benefits	3,981	(2,360)
Accrued and other liabilities	4,936	515
Severance pay (net)	256	315
Deferred revenue	13,253	9,893
Deferred tax assets	(1,682)	(183)
Net cash provided by operating activities	49,466	13,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	66,463	54,916
Purchase of short-term investments	(91,878)	(107,403)
Proceeds from sale of business	35,015	-
Net purchases of property and equipment	(9,835)	(13,953)
Change in restricted cash	(302)	10
Net cash used in investing activities	(537)	(66,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of holdback liability	-	(7,157)
Proceeds from issuance of common stock, net of repurchases	14,790	8,106
Shares withheld for tax withholding on vesting of restricted stock units	(8,217)	(6,520)
Offering costs relating to follow-on public offering	-	(112)
Excess tax deficiencies from share-based compensation	-	(29)
Net cash provided by (used in) financing activities	6,573	(5,712)
Effect of exchange rate changes on cash and cash equivalents	1,090	265
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,592	(58,235)
CASH AND CASH EQUIVALENTS - Beginning of period	107,343	168,252
CASH AND CASH EQUIVALENTS - End of period	$163,935	$110,017
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$3,120	$295

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company primarily sells products and services through channel partners, including distributors and resellers, which sell to end-user customers. For the three and nine months ended September 30, 2017 and 2016, no single end-user customer represented 10% or more of the Company’s total revenue or gross accounts receivable balance.

During those periods, the Company had one reseller that represented 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date as follows:

Revenue				Accounts Receivable
For the three months ended September 30,		For the nine months ended September 30,		As of September 30,	As of December 31,
2017	2016	2017	2016	2017	2016
11%	13%	12%	13%	15%	18%

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

Insurance Recoveries Receivable

Insurance recoveries receivable consists of amounts receivable by the Company from insurance recoveries in connection with settlement costs and professional fees. Claims for loss recoveries are generally recognized when a loss event has occurred and recovery is considered probable. Insurance recoveries relate to Directors and Officers liability insurance on a purported shareholder class action lawsuit as further discussed in note 6.

There have been no other material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective beginning January 1, 2020 on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. The Company does not anticipate a material impact to the consolidated financial statements once implemented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted under certain scenarios. The impact of this accounting standard update will be fact dependent. The Company does not expect the adoption of the standard will have a material impact on our consolidated financial statements once implemented.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 regarding ASC Topic 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the Company currently believes that the adoption of the ASU may materially affect its Balance Sheet.

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

The standard will be effective for the Company beginning January 1, 2018 using either of two methods: (1) retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company plans to adopt the standard under the modified retrospective method effective January 1, 2018. The Company’s ability to adopt using the modified retrospective method is dependent on several factors such as the significance of the impact of the new standard on the Company’s financial results, and system readiness, including software procured from third-party providers and the completion of the Company’s analysis of information necessary to determine the cumulative effect of adoption recognized as of the date of initial application.

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

The Company’s contracts with customers frequently include multiple performance obligations. For such arrangements, the Company will allocate revenue to each performance obligation based on its relative standalone selling price. The Company is analyzing its historical sales data and expects to determine standalone selling prices based on the prices charged to customers.

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

2. Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in commercial paper, money market funds, corporate debt obligations and various deposit accounts.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$76,134	$-	$-	$76,134
Commercial paper	2,999	-		2,999
Money market funds	84,802	-	-	84,802
Total	$163,935	$-	$-	$163,935
Short-term investments:
Commercial paper	$16,649	$-	$5	$16,644
Corporate debt obligations	147,383	1	207	147,177
US government agencies	14,998	-	30	14,968
Bank deposits	480	-		480
Total	$179,510	$1	$242	$179,269

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$63,642	$-	$-	$63,642
Commercial paper	6,995	-	2	6,993
Money market funds	36,708	-	-	36,708
Total	$107,345	$-	$2	$107,343
Short-term investments:
Commercial paper	$14,245	$-	$8	$14,237
Corporate debt obligations	110,062	-	347	109,715
US government agencies	18,998	2	50	18,950
Bank deposits	10,846	1	-	10,847
Total	$154,151	$3	$405	$153,749

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2017 (in thousands):

	As of September 30, 2017
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$111,172	$111,045
Due within two years	68,338	68,224
Total	$179,510	$179,269

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2017 and 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,919	$5	$-	$-	$14,919	$5
Corporate debt obligations	92,500	151	50,152	56	142,652	$207
US government agencies	-	-	14,968	30	14,968	30
Bank deposits	480	-	-	-	480	$-
	$107,899	$156	$65,120	$86	$173,019	$242

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,237	$8	$-	$-	$14,237	$8
Corporate debt obligations	78,821	323	29,689	24	108,510	$347
US government agencies	11,451	46	3,496	4	14,947	50
	$104,509	$377	$33,185	$28	$137,694	$405

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2017.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	As of September 30, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$-	$2,999	$-	$2,999
Money market funds	84,802	-	-	84,802
Short-term investments:
Commercial paper	-	16,644	-	16,644
Corporate debt obligations	-	147,177	-	147,177
US government agencies	-	14,968	-	14,968
Bank deposits	-	480	-	480
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	758	-	758
Total financial assets	$84,802	$183,026	$-	$267,828

	As of December 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$-	$6,993	$-	$6,993
Money market funds	36,708	-	-	36,708
Short-term investments:
Commercial paper	-	14,237	-	14,237
Corporate debt obligations	-	109,715	-	109,715
US government agencies	-	18,950	-	18,950
Bank deposits	-	10,847	-	10,847
Total financial assets	$36,708	$160,742	$-	$197,450
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$-	$639	$-	$639

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $6.6 million and $5.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$10,874	$1,161	$60,756	$(639)

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$90	$458	$4,422	$1,774
Losses recognized in OCI (a)	$(513)	$—	$(530)	$(1,005)
Gains recognized from accumulated OCI into net income (b)	$1,115	$108	$2,103	$257
Losses recognized from accumulated OCI into net income (b)	$-	$(2)	$(10)	$(243)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income, of which $199 and $916 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2017; $267 and $1,826 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2017. $18 and $88 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2016 and $11 and $3 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2016. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Goodwill and Acquired Intangible Assets

In February 2017, the Company completed the sale of its assets related to the Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary. The Company allocated goodwill of $1.1 million to the business being disposed of. Additionally, the acquired intangible assets with the carrying value of $4.5 million were derecognized in connection with this transaction. The Company did not have any goodwill impairments during three and nine months ended September 30, 2017 and 2016.

The changes in the carrying amount of goodwill for the periods ended September 30, 2017 and December 31, 2016 were as follows (in thousands):

Balance as of December 31, 2016	$37,448
Goodwill disposed with sale of Skyfence	(1,059)
Balance as of September 30, 2017	$36,389

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three and nine months ended September 30, 2017 and 2016. The weighted average remaining useful life of the

Company’s acquired technology, customer relationships, and trade names and other intangible assets is 6.3 years, 6.2 years, and 6.2 years, respectively as of September 30, 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	$3,753	$(1,111)	$2,642
Customer relationships	480	(54)	426
Trade name and other	280	(32)	248
Total	$4,513	$(1,197)	$3,316

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	$11,718	$(4,085)	$7,633
Customer relationships	480	-	480
Trade name and other	280	-	280
Total	$12,478	$(4,085)	$8,393

Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. As of September 30, 2017, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2017 (remaining 3 months)	$132
2018	528
2019	528
2020	528
2021	528
Thereafter	1,072
Total expected amortization expense	$3,316

6. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2023. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of September 30, 2017 (in thousands):

	Operating Leases	Estimated Sublease Income
Period Ending December 31:
2017 (remaining 3 months)	$1,620	$176
2018	8,571	675
2019	4,977	-
2020	4,706	-
2021	554	-
Thereafter	395	-
Total	$20,823	$851

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2017 and 2016 was $4.9 million and $4.6 million, respectively.

In connection with leases of office space, the Company may receive tenant improvement allowances from lessors for certain improvements the Company makes to the leased properties. The Company records the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the nine months ending September 30, 2017 and 2016, the Company did not receive any tenant improvement allowances.

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

As of September 30, 2017 and December 31, 2016 the Company had $2.3 million and $2.0 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of September 30, 2017. Motor vehicle lease expenses for the nine months ended September 30, 2017 and 2016 were $3.4 million and $2.1 million, respectively.

(c) Purchase Commitments

As of September 30, 2017 and December 31, 2016, the Company had purchase commitments of $3.5 million and $3.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named the Company and certain of its current and former officers and purported to bring suit on behalf of those investors who purchased the Company’s publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about the Company’s operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about the Company’s operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  On October 11, 2017, the Court issued an order granting lead plaintiff’s motion for preliminary approval of the settlement. The settlement, which is subject to final approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers, and has been accrued in current assets and current liabilities for the period ended September 30, 2017. The settlement is not deemed material to the Company’s results of operations, liquidity or capital resources as a result of the insurance receivable.

On September 1, 2017, a purported class action lawsuit was filed against the Company and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, the Company removed the action to the U.S. District Court for the Northern District of California.

On September 1, 2017, the same plaintiff filed a second purported class action lawsuit against the Company and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  The Company filed an answer to the complaint on September 29, 2017.

The Company does not believe a material loss is probable. Due to the early stage of both matters, no estimate of the amount or range of possible amounts can be determined at this time.

In addition to the above, from time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including commercial claims, claims from third parties asserting infringement of their intellectual property rights, and claims by employees that are brought on an individual or class action basis alleging wage and hour violations, employment discrimination and/or unlawful employment practices. Future litigation may be necessary to defend the Company, and in the case of intellectual property claims, channel partners and customers, by determining the scope, enforceability and validity of third-party proprietary rights or to establish proprietary rights.

In the opinion of management, liabilities associated with these claims from third parties, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of September 30, 2017 and December 31, 2016. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  During the quarters ended March 31, 2017 and June 30, 2017, the Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy. The PRSUs provide for a target number of shares that generally vest over three years including a one year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of an annual contract value of subscription bookings target for fiscal 2017 and total operating expenses for 2017 that are at 110% or less of the internal operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on level of achievement, and provided the award recipient remains employed through each applicable vesting date. In addition, from the PRSUs awarded to executives during the quarter ended March 31, 2016, an aggregate of 46,619 PRSUs were issued to executives during the quarter ended March 31, 2017, based on the Company’s achievement against its annual contract value of subscription bookings target for fiscal 2016 and achieving total operating expenses for 2016 that were 110% or less of the internal operating plan. The PRSUs are subject to vest over a two-year period and vest quarterly through February 15, 2019.

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

(e) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan, a non-stockholder approved plan that provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  The Company has reserved 100,000 shares of common stock for issuance under the 2015 Equity Inducement Plan.  No awards have been made under the 2015 Equity Inducement Plan and the entire reserve remains available for grant.  Under the terms of the 2015 Equity Inducement Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years from the date of grant. In August 2017, the Board of Directors amended the Equity Inducement Plan to increase the number of shares available for grant by 100,000 shares.

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

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2017	1,570,765	$39.64	6.90	$9,226
Granted	-
Exercised	(379,499)	$30.09
Cancelled or forfeited	(132,395)	$50.04
Balances - September 30, 2017	1,058,871	$41.77	6.26	$7,779
Vested and expected to vest - September 30, 2017	1,058,871	$41.77	6.26	$7,779
Exercisable - September 30, 2017	767,780	$40.69	5.90	$6,345

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $43.40 of the Company’s common stock on September 30, 2017.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2017	1,994,790	$51.42
Granted	1,361,494	$43.50
Granted, performance RSUs	301,900	$41.96
Released	(624,512)	$49.60
Cancelled or forfeited	(495,234)	$49.60
Unvested - September 30, 2017	2,538,438	$46.85

The aggregate intrinsic value of options exercised under the Plans was $5.8 million for the nine months ended September 30, 2017. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of September 30, 2017, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $95.5 million. As of September 30, 2017, this cost will be amortized to expense over a weighted-average remaining period of 2.7 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three and nine months ended September 30, 2017 and 2016.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Cost of revenue	$1,343	$1,079	$4,015	$3,604
Research and development	2,584	3,380	9,912	11,431
Sales and marketing	3,850	4,405	11,016	17,182
General and administrative	3,694	4,113	10,970	13,519
Restructuring charges	-	-	675	-
Total stock-based compensation expense	$11,471	$12,977	$36,588	$45,736

The Company did not issue stock option grants for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017. The fair value of stock option grants for the nine months ended September 30, 2016 and ESPP grants for the three and nine months ended September 30, 2017 and 2016 was estimated using the following weighted average assumptions:

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Stock option grants:
Dividend rate	-	-	-	0%
Risk-free interest rate	-	-	-	1.4%
Expected term (in years)	-	-	-	6.0
Expected volatility	-	-	-	58%
ESPP grants:
Dividend rate	-	-	0%	0%
Risk-free interest rate	-	-	1.1%	0.4%
Expected term (in years)	-	-	0.5	0.5
Expected volatility	-	-	52%	58%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is generally recognized on a straight-line basis over the requisite service period of each grant, except for awards with performance or market conditions for which the accelerated recognition method is used.

8. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$1,083	$(363)	$720	$(759)	$(104)	$(863)
Other comprehensive income (loss) before reclassifications	128	55	183	330	(130)	200
Amounts reclassified to net income (loss)	(1,115)	-	(1,115)	(106)	-	(106)
Change in other comprehensive income (loss)	(987)	55	(932)	224	(130)	94
Balance at September 30	$96	$(308)	$(212)	$(535)	$(234)	$(769)

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)
Other comprehensive income (loss) before reclassifications	3,254	105	3,359	500	76	576
Amounts reclassified to net loss	(2,093)	-	(2,093)	(14)	-	(14)
Change in other comprehensive income (loss)	1,161	105	1,266	486	76	562
Balance at September 30	$96	$(308)	$(212)	$(535)	$(234)	$(769)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(423)	551	$128	$458	(128)	$330
Reclassification adjustments [1]	(1,115)	-	(1,115)	(106)	-	(106)
Unrealized gains (losses) on cash flow hedges, net	(1,538)	551	(987)	352	(128)	224
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$85	(30)	55	$(201)	71	(130)
Unrealized gains (losses) on investments:	85	(30)	55	(201)	71	(130)
Other comprehensive income (loss)	$(1,453)	$521	$(932)	$151	$(57)	$94

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$3,892	(638)	$3,254	$769	(269)	$500
Reclassification adjustments [1]	(2,093)	-	(2,093)	(14)		(14)
Unrealized gains (losses) on cash flow hedges, net	1,799	(638)	1,161	755	(269)	486
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$163	(58)	105	$116	(40)	76
Unrealized gains (losses) on investments:	163	(58)	105	116	(40)	76
Other comprehensive income (loss)	$1,962	$(696)	$1,266	$871	$(309)	$562

[1]	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended September 30, 2017 and 2016, the Company recorded an income tax expense of $0.7 million and of $0.1 million respectively. The income tax expense for the three months ended September 30, 2017 and 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $0.8 million and $0.6 million, respectively. The income tax expense for the nine months ended September 30, 2017, was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by tax benefits related to employee gains from their sale of Company stock and an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased during the nine months ended September 30, 2017, which also contributed to the change in income tax expense for the period. The income tax expense for the nine months ended September 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
United States	$42,560	$37,734	$116,906	$101,613
EMEA	15,836	13,210	44,458	36,385
APAC	18,791	11,834	47,093	33,811
Other	6,705	5,629	22,178	14,244
Total net revenue	$83,892	$68,407	$230,635	$186,053

The following table presents long-lived assets by location (in thousands):

	As of September 30,	As of December 31,
	2017	2016
United States	$24,437	$20,525
Israel	4,511	9,344
Other	252	20
Total long-lived assets	$29,200	$29,889

11. Restructuring Charges

In November 2016, the Company implemented a restructuring plan and cost reduction initiatives to reduce expenses, streamline the organization, and reallocate resources to align more closely with future business needs. The Company did not incur or pay any restructuring charges during the three months ended September 30, 2017. The restructuring charge during the nine months ended September 30, 2017 was $0.7 million, related to stock-based compensation. During the nine months ended September 30, 2017 the Company also paid restructuring charges of $1.1 million, which were recorded as a current liability within accrued compensation and benefits on the consolidated balance sheet as of December 31, 2016. The restructuring activity was completed by the end of the first quarter of 2017.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the condensed consolidated statements of operations. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The table below shows the reconciliation of the basic and diluted shares for the three and nine months ended September 30, 2017, in thousands:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding:
Basic	33,907	32,445	33,590	32,130
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	-	-	528	-
Diluted	33,907	32,445	34,118	32,130

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three months ended September 30, 2017 and 2016 because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Stock options to purchase common stock	1,058,871	1,681,901	655,411	1,681,901
Restricted stock units for common stock	2,538,438	2,175,849	857,047	2,175,849
Restricted stock issued in connection with Skyfence acquisition	-	270,565	-	270,565

13. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. This escrowed amount is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet as of September 30, 2017, and represents a noncash item in our condensed consolidated statement of cash flows. As a result of the sale, the Company recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

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

The Company evaluated the disposition of Skyfence and determined it did not meet the criteria for classification as a discontinued operation and determined that the disposition is not expected to have a material impact to our quarterly consolidated operating loss and net income. However, the Company determined that the disposition does represent an individually significant component of our business. The following table presents certain amounts related to Skyfence in our consolidated results of operations through its disposal on February 23, 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Operating loss	-	$(6,289)	$(3,567)	$(15,287)
Loss before taxes	-	(6,289)	(3,648)	$(15,287)
Net loss	-	(6,305)	(3,659)	(15,434)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services (including cloud-based services) and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2017, we had 320 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $47.5 million for the nine months ended September 30, 2017 as compared to $46.9 million for the same period in 2016.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2017, 50.7% of our total revenue was generated United States, 19.3% from Europe, Middle East and Africa (“EMEA”), 20.4% from Asia Pacific (“APAC”) and 9.6% from other regions.

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

As of September 30, 2017, we had over 5,700 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $234.3 million in 2014 to $264.4 million in 2016. We earned net income of $19.2 million in the nine months ended September 30, 2017 and incurred net losses of $60.5 million in the nine months ended September 30, 2016. As of September 30, 2017, we had an accumulated deficit of $260.2 million.

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

Compete Effectively. We operate in an intensely competitive market that has witnessed significant consolidation with large companies acquiring many of our competitors. We track our success rate in competitive sales opportunities against certain competitors, some of which generate higher revenues and have greater market capitalizations than we do, and many of which are more established or have greater name recognition within our industry. Based upon our internal tracking of the results of such competitive sales opportunities, we believe that we have historically competed favorably against our larger competitors, and that we have a proven track record of successfully competing against such larger competitors. Nonetheless, some of our larger competitors have numerous advantages, including, but not limited to, greater financial resources, broader product offerings and more established relationships with channel partners and customers. If we are unable to compete effectively for a share of the business security market, our business, results of operations and financial condition could be materially and adversely affected.

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

We also believe that deferred revenue and net cash flow provided by operations are key financial metrics for our business. The components of deferred revenue and net cash flow provided by operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of September 30,		Nine months ended or As of September 30,
	2017	2016	2017	2016
	(in thousands, except number of customers and percentages)
Net revenue	$83,892	$68,407	$230,635	$186,053
Gross margin	80.3%	79.9%	79.6%	78.9%
Loss from operations	$(213)	$(11,779)	$(16,513)	$(59,765)
Total deferred revenue	$142,271	$116,550	$142,271	$116,550
Cash, cash equivalents and short-term investments	$343,204	$259,031	$343,204	$259,031
Net cash provided by operations	$25,528	$9,848	$49,466	$13,642
Number of customers	5,760	5,073	5,760	5,073

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

Restructuring Charges

In November 2016, we implemented a business restructuring plan to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally. The restructuring activity was completed by the end of the first quarter of 2017. The expenses incurred primarily consisted of employee severance charges and other termination-related costs. We did not incur any restructuring charges in the three months ended September 30, 2017 and do not expect to incur significant additional restructuring costs associated with this plan in future periods.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization of intangible assets from the acquisitions of Skyfence and Tomium that occurred in the first quarter of 2014 and Camouflage in the fourth quarter of 2016. On February 23, 2017, we completed the sale of Skyfence.

Gain on Sale of Business

On February 23, 2017, we completed the sale of the assets of our Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the indemnification obligations of the Company. As a result of the sale, we recognized a gain during the first quarter of 2017.

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception. For the nine months ended September 30, 2017, we generated net income. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and nine months ended September 30, 2017 and 2016 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$26,627	31.7	$22,486	32.9	$66,217	28.7	$58,157	31.3
Services:
Maintenance and support	23,133	27.6	20,326	29.7	67,709	29.4	58,989	31.7
Professional services and training	3,176	3.8	3,228	4.7	10,404	4.5	10,319	5.5
Subscriptions	30,956	36.9	22,367	32.7	86,305	37.4	58,588	31.5
Total services	57,265	68.3	45,921	67.1	164,418	71.3	127,896	68.7
Total net revenue	83,892	100.0	68,407	100.0	230,635	100.0	186,053	100.0
Cost of revenue:
Products and license	1,883	2.2	2,394	3.5	5,638	2.4	6,392	3.4
Services	14,684	17.5	11,354	16.6	41,455	18.0	32,841	17.7
Total cost of revenue	16,567	19.7	13,748	20.1	47,093	20.4	39,233	21.1
Gross profit	67,325	80.3	54,659	79.9	183,542	79.6	146,820	78.9
Operating expenses:
Research and development	15,515	18.5	15,289	22.4	47,493	20.6	46,884	25.2
Sales and marketing	38,245	45.6	38,128	55.7	111,757	48.5	119,845	64.4
General and administrative	13,645	16.3	12,669	18.5	39,556	17.2	38,800	20.9
Restructuring charges	-	0.0	-	-	667	0.3	-	-
Amortization of purchased intangibles	133	0.2	352	0.5	582	0.3	1,056	0.6
Total operating expenses	67,538	80.6	66,438	97.1	200,055	86.9	206,585	111.1
Loss from operations	(213)	(0.3)	(11,779)	(17.2)	(16,513)	(7.3)	(59,765)	(32.2)
Gain on sale of business	-	0.0	-	-	35,871	15.6	-	-
Other income (expense), net	567	0.7	107	0.2	633	0.3	(51)	-
Income (loss) before provision for income taxes	354	0.4	(11,672)	(17.0)	19,991	8.6	(59,816)	(32.2)
Provision for income taxes	724	0.9	66	0.1	768	0.3	645	0.3
Net income (loss)	$(370)	(0.5)	$(11,738)	(17.1)	$19,223	8.3	$(60,461)	(32.5)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	For the three months ended September 30,				For the nine months ended September 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Net revenue:
Products and license	$26,627	$22,486	$4,141	18.4%	$66,217	$58,157	$8,060	13.9%
Percentage of net revenue	31.7%	32.9%			28.7%	31.3%
Services:
Maintenance and Support	23,133	20,326	2,807	13.8%	67,709	58,989	8,720	14.8%
Percentage of net revenue	27.6%	29.7%			29.4%	31.7%
Professional Services and Training	3,176	3,228	(52)	-1.6%	10,404	10,319	85	0.8%
Percentage of net revenue	3.8%	4.7%			4.5%	5.5%
Subscriptions	30,956	22,367	8,589	38.4%	86,305	58,588	27,717	47.3%
Percentage of net revenue	36.9%	32.7%			37.4%	31.5%
Total Services	57,265	45,921	11,344	24.7%	164,418	127,896	36,522	28.6%
Percentage of net revenue	68.3%	67.1%			71.3%	68.7%
Total net revenue	$83,892	$68,407	$15,485	22.6%	$230,635	$186,053	$44,582	24.0%

United States	$42,560	$37,734	$4,826	12.8%	$116,906	$101,613	$15,293	15.1%
Percentage of net revenue	50.7%	55.2%			50.7%	54.6%
EMEA	15,836	13,210	2,626	19.9%	44,458	36,385	8,073	22.2%
Percentage of net revenue	18.9%	19.3%			19.3%	19.6%
APAC	18,791	11,834	6,957	58.8%	47,093	33,811	13,282	39.3%
Percentage of net revenue	22.4%	17.3%			20.4%	18.2%
Other	6,705	5,629	1,076	19.1%	22,178	14,244	7,934	55.7%
Percentage of net revenue	8.0%	8.2%			9.6%	7.7%
Total net revenue	$83,892	$68,407	$15,485	22.6%	$230,635	$186,053	$44,582	24.0%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Our net revenue increased by $15.5 million, or 22.6%, to $83.9 million during the three months ended September 30, 2017 from $68.4 million during the three months ended September 30, 2016. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 687 customers since September 30, 2016 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 175 orders exceeding $100,000 during the three months ended September 30, 2017, compared to 137 orders during the three months ended September 30, 2016.

All regions contributed to this growth with a $4.8 million, $2.6 million, $7.0 million and $1.1 million increase in United States, EMEA, APAC and Other respectively, over the same period in 2016. The revenue growth in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 in all regions was primarily due to increasing demand for our subscription service offerings, increased sales volume of our products and improved sales execution.

Products and license revenue increased by $4.1 million, to $26.6 million during the three months ended September 30, 2017 from $22.5 million during the three months ended September 30, 2016. The increase in products and license revenue was primarily due to increased sales volume of our products and improved sales execution.

Services revenue increased by $11.4 million, to $57.3 million during the three months ended September 30, 2017 from $45.9 million during the three months ended September 30, 2016. During the three months ended September 30, 2017, our services revenue was comprised of $23.1 million in maintenance and support, $3.2 million in professional services and training and $31.0 million in subscriptions. The change in services revenue in the three months ended September 30, 2017 from the three months ended September 30, 2016 was primarily due to an increase of $8.6 million in subscription revenue resulting from our cloud-based security services, in addition to an increase of $2.8 million in maintenance and support revenue from our larger installed base in all regions.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Our net revenue increased by $44.6 million, or 24%, to $230.6 million during the nine months ended September 30, 2017 from $186.0 million during the nine months ended September 30, 2016. This revenue growth primarily reflects the increasing demand for our service offerings, especially in subscription for our cloud-based security services. We had 471 orders exceeding $100,000 during the nine months ended September 30, 2017, from 370 orders during the nine months ended September 30, 2016.

All regions contributed to this growth with a $15.3 million, $8.1 million, $13.3 million and $7.9 million increase in United States, EMEA, APAC and Other respectively, over the same period in 2016. The increase in all regions was primarily due to increasing demand for our subscription service offerings, increased sales volume of our products and improved sales execution.

Products and license revenue increased by $8.1 million, to $66.2 million during the nine months ended September 30, 2017 from $58.1 million during the nine months ended September 30, 2016. The increase in product and license revenue was primarily due to increased sales volume of our products and improved sales execution.

Services revenue increased by $36.5 million, to $164.4 million during the nine months ended September 30, 2017 from $127.9 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, our services revenue was comprised of $67.7 million in maintenance and support, $10.4 million in professional services and training and $86.3 million in subscriptions. The change in services revenue in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 was primarily due to an increase of $27.7 million in subscriptions revenue resulting from our cloud-based security services, in addition to an increase of $8.7 million in maintenance and support revenue from our larger installed base in all regions.

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016		2017	2016
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$24,744	$20,092		$60,579	$51,765
Gross Margin %	92.9%	89.4%	3.5	91.5%	89.0%	2.5
Services gross profit	42,581	34,567		122,963	95,055
Gross Margin %	74.4%	75.3%	(0.9)	74.8%	74.3%	0.5
Total gross profit	$67,325	$54,659		$183,542	$146,820
	80.3%	79.9%	0.4	79.6%	78.9%	0.7

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Total gross margin increased 0.4% to 80.3% during the three months ended September 30, 2017 from 79.9% during the three months ended September 30, 2016 due to an increase in product and licenses margins, partially offset by a decrease in services margins. The products and license gross margin increased by 3.5% to 92.9% for the three months ended September 30, 2017 from 89.4% for the three months ended September 30, 2016. The products and license gross margin increase was primarily attributable to increased sales of software licenses, which generally have higher gross margins than hardware products.

The services gross margin decreased by 0.9% to 74.4% for the three months ended September 30, 2017 from 75.3% for the three months ended September 30, 2016. The services gross margin decrease during the three months ended September 30, 2017 as compared to the 2016 period was primarily attributable to higher costs associated with expanding our infrastructure for our cloud-based services to support an increasing number of customers.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Total gross margin increased 0.7% to 79.6% during the nine months ended September 30, 2017 from 78.9% during the nine months ended September 30, 2016 primarily due to an increase in both products and license and services gross margin. Products and license gross margin increased 2.5% to 91.5% during the nine months ended September 30, 2017 from 89.0% during the nine months ended September 30, 2016. The products and license gross margin increase was primarily attributable to increased sales of software licenses, which generally have higher gross margins than hardware products.

Services gross margin increased 0.5% to 74.8% for the nine months ended September 30, 2017 from 74.3% for the nine months ended September 30, 2016. The services gross margin increase was primarily attributable to higher subscription, maintenance and support revenues, and improvements in our internal cost structure to support these services, partially offset by higher costs associated with expanding our infrastructure for our cloud-based services to support an increasing number of customers.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$15,515	$15,289	$226	1.5%	$47,493	$46,884	$609	1.3%
Percentage of net revenue	18.5%	22.4%			20.6%	25.2%
Sales and marketing	38,245	38,128	117	0.3%	111,757	119,845	(8,088)	-6.7%
Percentage of net revenue	45.6%	55.7%			48.5%	64.4%
General and administrative	13,645	12,669	976	7.7%	39,556	38,800	756	1.9%
Percentage of net revenue	16.3%	18.5%			17.2%	20.9%
Restructuring charges	-	-	-	100.0%	667	-	667	100.0%
Percentage of net revenue	0.0%	0.0%			0.3%	0.0%
Amortization of acquired intangible assets	133	352	(219)	-62.2%	582	1,056	(474)	-44.9%
Percentage of net revenue	0.2%	0.5%			0.3%	0.6%
Total operating expenses	$67,538	$66,438	$1,100	1.7%	$200,055	$206,585	$(6,530)	-3.2%

Results above include stock-based compensation expense of:

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$2,584	$3,380	$(796)	$9,912	$11,431	$(1,519)
Sales and marketing	3,850	4,405	(555)	11,016	17,182	(6,166)
General and administrative	3,694	4,113	(419)	10,970	13,519	(2,549)
Restructuring charges	-	-	-	675	-	675

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Research and development expenses increased by $0.2 million, or 1.5%, to $15.5 million during the three months ended September 30, 2017 from $15.3 million during the three months ended September 30, 2016. The increase is primarily due to an increase in personnel costs.

Sales and marketing expenses increased by $0.1 million, or 0.3%, to $38.2 million during the three months ended September 30, 2017 from $38.1 million during the three months ended September 30, 2016. The change was primarily due to an increase of $0.9 million in sales commissions from increased revenue partially offset by a decrease of $0.7 million in personnel costs, including stock-based compensation, due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives.

General and administrative expenses increased by $1.0 million, or 7.7%, to $13.6 million during the three months ended September 30, 2017 from $12.7 million during the three months ended September 30, 2016. The change was primarily due to increased consulting and professional services incurred during the period of $0.7 million.

Amortization of purchased intangibles decreased by $0.2 million, or 62%, during the three months ended September 30, 2017 compared to the same period in 2016. The decrease is due to the sale of the acquired intangible assets of the Skyfence business in the first quarter of 2017.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Research and development expenses increased by $0.6 million, or 1.3%, to $47.5 million during the nine months ended September 30, 2017 from $46.9 million during the nine months ended September 30, 2016. The change was primarily due to the charge recorded in the first quarter 2017 for modification of stock options of $2.3 million, partially offset by a decrease of $1.7 million in personnel costs due to decreased headcount following the sale of the assets of the Skyfence business in the first quarter of 2017.

Sales and marketing expenses decreased by $8.1 million, or 6.7%, to $111.7 million during the nine months ended September 30, 2017 from $119.8 million during the nine months ended September 30, 2016. The change was primarily related to a decrease of $6.2 million in personnel costs, including stock-based compensation and contractor costs due to decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives. There also were decreases in direct sales expenses and travel costs totaling $3.0 million relating to the decreased headcount. This was partially offset by an increase of $1.2 million in sales commissions resulting from increased revenue.

General and administrative expenses increased by $0.8 million, or 1.9%, to $39.6 million during the nine months ended September 30, 2017 from $38.8 million during the nine months ended September 30, 2016. The change was primarily due to increased consulting and professional services fees of $0.9 million partially offset by a decrease of $0.3 million with decreased headcount upon implementing our 2016 restructuring plan and cost reduction initiatives.

We incurred restructuring charges of $0.7 million during the nine months ended September 30, 2017 in connection with the restructuring plan implemented in November 2016. We incurred no restructuring charges during the nine months ended September 30, 2016. The restructuring charges are termination-related costs, which consist of stock-based compensation expense. The restructuring plan was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Amortization of purchased intangibles decreased by $0.5 million, or 44.9% during the three months ended September 30, 2017 compared to the same period in 2016. The decrease is due to the sale of the acquired intangible assets of the Skyfence business in the first quarter of 2017.

Loss from Operations

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$(213)	$(11,779)	$11,566	98.2%	$(16,513)	$(59,765)	$43,252	72.4%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Our loss from operations decreased by $11.6 million, or 98.2%, to $0.2 million for the three months ended September 30, 2017 from $11.8 million for the three months ended September 30, 2016 primarily due to higher gross profit partially offset by increased total operating expenses. Our gross profit increased by $12.7 million during the three months ended September 30, 2017 due to higher revenues. Our total operating expenses increased by $1.1 million during the three months ended September 30, 2017 when compared to the prior year period primarily due to increased sales commissions from increased revenue, higher professional and consulting expenses partially offset by decreased personnel costs.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Our loss from operations decreased by $43.3 million, or 72.4%, to $16.5 million for the nine months ended September 30, 2017 from $59.8 million for the nine months ended September 30, 2016 primarily due to higher gross profit and a decrease in total operating expenses. Our gross profit increased by $36.7 million during the nine months ended September 30, 2017 due to higher total revenues. Our total operating expenses decreased by $6.5 million during the nine months ended September 30, 2017 when compared to the prior year period primarily due to the sale of the assets of the Skyfence business in the first quarter of 2017 and reductions in headcount as a result of the November 2016 restructuring plan and cost reduction initiatives. This was partially offset by increased costs from higher sales commissions resulting from higher revenue and higher consulting and professional services fees.

Gain on Sale of Business

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$-	$-	$-	0.0%	$35,871	$-	$35,871	100.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income (Expense), Net

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2017	2016	Amount	%	2017	2016	Amount	%
(dollars in thousands)				(dollars in thousands)
$567	$107	$460	429.9%	$633	$(51)	$684	1341.2%

Other income (expense), net increased by $0.5 million during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 primarily due to an increase in interest income from increased short-term investments.

Other income (expense), net increased by $0.7 million during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The change was primarily due to an increase in interest income from increased short-term investments.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
					(dollars in thousands)
Provision for income taxes	$724	$66	$658	997.0%	$768	$645	$123	19.1%
Effective tax rate	(205)%	1%			(4)%	1%

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. For the three months ended September 30, 2017 and 2016, the Company recorded an income tax expense of $0.7 million and of $0.1 million respectively. The income tax expense for the three months ended September 30, 2017 and 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $0.8 million and $0.6 million, respectively. The income tax expense for the nine months ended September 30, 2017, was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by tax benefits related to employee gains from their sale of Company stock and an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. Additionally, the amount of unrecognized tax benefits increased during the nine months ended September 30, 2017, which also contributed to the change in income tax expense for the period. The income tax expense for the nine months ended September 30, 2016 was primarily attributable to foreign and state income taxes, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

Deferred Revenue

	As of September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Total deferred revenue	$142,271	$116,550	$25,721	22.1%

Deferred revenue increased by $25.7 million, or 22.1%, to $142.3 million as of September 30, 2017 from $116.6 million as of September 30, 2016. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide, subscription customers and resulting renewals of maintenance and support and subscription agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of September 30,		Change
	2017	2016	Amount	%
Number of customers	5,760	5,073	687	13.5%

Our number of customers increased by 687, or 13.5%, to 5,760 as of September 30, 2017 from 5,073 as of September 30, 2016. Our growth in customer count was driven by increasing market acceptance of our products.

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial and follow-on public offerings of common stock, and private placements of convertible preferred stock. We have incurred significant losses as we continue to expand our business. Our cash flows from operating activities will continue to be affected primarily by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of September 30, 2017, we had $343.2 million of cash, cash equivalents and short-term investments, $14.8 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $343.2 million as of September 30, 2017. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $35.0 million from the sale of our Skyfence business in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014 and Camouflage in December 2016, and our acquisitions of Skyfence and Incapsula in February 2014, which included cash consideration totaling approximately $29.4 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the nine months ended September 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$49,466	$13,642
Net cash used in investing activities	$(537)	$(66,430)
Net cash provided by (used in) financing activities	$6,573	$(5,712)

Cash Flows from Operating Activities

Our largest uses of cash from operating activities are for employee related expenditures. Our primary source of cash flow from operating activities is cash receipts from customers. Our cash flow from operations will continue to be affected primarily by the extent to which we grow our revenues and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.

Net cash provided by operating activities of $49.5 million for the nine months ended September 30, 2017 reflected a net income of $19.2 million, adjusted for non-cash charges of $8.1 million and a net change of $22.2 million in our net operating assets and liabilities.  The non-cash charges of $8.1 million are primarily due to stock-based compensation expense of $36.6 million and a depreciation and amortization charge of $7.8 million, partially offset by gain on sale of business of $35.9 million. The net change of $22.2 million in our operating assets and liabilities was primarily the result of an increase in our deferred revenue of $13.3 million, a decrease in accounts receivable of $2.8 million, an increase in both accrued compensation and benefits of $4.0 million and accrued and other liabilities of $5.5 million partially offset by a decrease in accounts payable of $1.2 million, increase in deferred tax assets of $1.7 million and increase in prepaid expenses and other assets of $0.8 million.

Net cash provided by operating activities of $13.6 million for the nine months ended September 30, 2016 reflected a net loss of $60.5 million, adjusted for non-cash charges of $52.1 million and a net change of $22.0 million in our net operating assets and liabilities. The non-cash charges of $52.1 million were primarily due to stock-based compensation expense of $45.7 million and depreciation and amortization charge of $5.1 million. The net change in our operating assets and liabilities of $22.0 million was primarily the result of a decrease in our accounts receivable of $15.3 million and an increase in deferred revenue of $9.9 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures to purchase property and equipment.

Cash used in investing activities during the nine months ended September 30, 2017 was $0.5 million, primarily due to purchases of short-term investments of $91.9 million and capital expenditures of $9.8 million offset by proceeds from disposition of the Skyfence business of $35.0 million, proceeds from the maturities of short-term investments of $66.5 million.

Cash used in investing activities during the nine months ended September 30, 2016 was $66.4 million, primarily resulting from purchases of short-term investments of $107.4 million and capital expenditures of $14.0 million offset by net proceeds from the maturities of short-term investments of $55.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2017 primarily as a result of net proceeds from issuance of common stock of $14.8 million offset by shares withheld for tax withholding of $8.2 million.

Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.2 million, net proceeds from issuance of common stock of $8.1 million offset by shares withheld for tax withholding of $6.5 million.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2017:

	Payments Due by Period
Contractual Obligations:	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$1,620	$8,571	$4,977	$4,706	$554	$395	$20,823
Severance Pay Fund(2)	-	-	-	-	-	-	7,440
Purchase commitments(3)	3,525	-	-	-	-	-	$3,525
Total	$5,145	$8,571	$4,977	$4,706	$554	$395	$31,788

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2017, we made regular lease payments of $5.1 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of September 30, 2017 includes $7.4 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our market risk exposures during the nine months ended September 30, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  On October 11, 2017, the Court issued an order granting lead plaintiff’s motion for preliminary approval of the settlement. The settlement, which is subject to final approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers.

On September 1, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California.

On September 1, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017.

In addition to the above, from time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including commercial claims, claims from third parties asserting infringement of their intellectual property rights, and claims by employees that are brought on an individual or class action basis alleging wage and hour violations, employment discrimination, unlawful employment practices or other employment law violations. Future litigation may be necessary to defend ourselves.  In the case of intellectual property claims, we may also be involved in litigation to defend our channel partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

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

Risks Related to Our Business

We have a history of losses, we may not remain profitable and our revenue growth may not continue.

We have incurred net losses in each fiscal year since our inception, including net losses of $48.9 million in 2015 and $70.3 million in 2016.  While we generated net income of $19.2 million for the nine months ended September 30, 2017, we had an accumulated deficit of $260.2 million at September 30, 2017. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or decline in, our overall market, or our failure to capitalize on growth opportunities or introduce new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenue does not increase at a rate to proportionally offset these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis. Any failure by us to achieve, maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

The market for cyber-security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and other point solution security vendors.

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

We operate in new, rapidly evolving categories in the security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber-security solution, data breach detection, data masking technology and cloud-based security services. Because we depend in part on the market’s acceptance of our products and services and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber-security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber-security solutions in addition to such products. If customers do not recognize the benefits that our cyber-security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

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

Further, one factor that drives demand for our products and services is the legal, regulatory and industry standard framework in which our customers operate, which we expect will continue to be a factor for the foreseeable future. For example, many of our customers purchase our web application security products to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, which apply to companies that process or store credit card information. Laws, regulations and industry standards are subject to drastic changes that, particularly in the case of industry standards, may arrive with little or no notice, and these could either help or hurt the demand for our products. If we are unable to adapt our products and services to changing regulatory standards in a timely manner, or if our products fail to assist our customers with their compliance initiatives, our customers may lose confidence in our products and could switch to competing solutions. In addition, if regulations and standards related to cyber-security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may purchase fewer of our products and services, or none at all. In either case, our sales and financial results would suffer.

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

In order to remain competitive, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, we acquired assets from Camouflage Software Inc. in December 2016, completed our acquisition of the remaining shares of Incapsula, Inc. in March 2014, acquired the outstanding shares of Skyfence Networks Ltd. in February 2014 and acquired assets from Tomium Software, LLC in January 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

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

From time to time, we may seek to divest or wind down portions of our business that are no longer core to our strategy, which could materially affect our results of operations and result in disruption to other parts of the business.

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

We have experienced volatile growth over the last several years. We grew from 723 employees as of December 31, 2014 to 923 employees as of December 31, 2015 to 993 employees as of December 31, 2016. As of September 30, 2017, we had 1,022 employees. Changes in headcount have placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our headcount has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Chris Hylen, our President and Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled technical, managerial and other personnel, particularly in our sales and marketing, research and development, professional services and finance departments. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, globally for sales personnel, as well as in the San Francisco Bay Area and in Tel Aviv and Rehovot, Israel, the locations in which we have a substantial presence and need for highly-skilled personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2015, 11% for the year ended December 31, 2016 and 12% of our bookings for the nine months ended September 30, 2017, and sales to government entities may increase. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

Our maintenance and support revenue accounted for 28% of our total revenue for 2015, 30% of our total revenue for 2016 and 29% of our total revenue for the nine months ended September 30, 2017. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2015, 2016 and the nine months ended September 30, 2017, we incurred approximately 27%, 38% and 31%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 35 issued patents and 18 patent applications pending as of September 30, 2017 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. While we and our channel partners take precautions to prevent our products from being shipped to, downloaded or accessed by U.S. sanctions targets, our products could be shipped to, downloaded or accessed by persons located in countries that are the subject of U.S. embargoes despite our efforts. Any such shipment or access could have negative consequences, including government investigations, penalties and reputational harm. For example, in 2015, we discovered that some of our free downloadable software evaluation products may have been downloaded by a limited number of persons located in countries that are the subject of U.S. embargoes. We terminated the unauthorized accounts, filed an initial disclosure with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and with OFAC and filed final reports with BIS and OFAC on September 2, 2015 and September 22, 2015, respectively. We have implemented new screening measures designed to prevent users in embargoed countries and prohibited persons from purchasing, downloading or accessing our free downloadable evaluation software or other products or services. OFAC issued a cautionary letter on October 14, 2015 as a final enforcement response to the apparent violations and did not impose any monetary penalties. BIS issued a warning letter on October 5, 2016 in response to our voluntary self-disclosure and closed the matter, having determined not to take any further action.  Even though we take precautions to prevent transactions with U.S. sanctions targets, any such precautions, or any new precautions we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

We operate infrastructure that supports our ThreatRadar and Security Operations Center services and use third party hosting facilities for certain ThreatRadar services. Despite precautions taken within our own internal network and at these third party facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems could result in lengthy interruptions in our services.

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

•	ratings or other changes by any securities analysts who follow our company or our industry;
•	announcements of restructurings, reductions in force, departure of senior management or key employees and/or consolidation of operations;
•	sales or purchases of large blocks of our common stock, including by our executive officers, directors, significant stockholders and activist stockholders;
•	rumors and market speculation involving Imperva or other companies in our industry, particularly with respect to strategic transactions; and
•	lawsuits threatened or filed against us and changing legal or regulatory developments in the United States and other countries.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers alleging that defendants made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. As described further in Part II, Item 1 (Legal Proceedings), in July 2017 the parties reached an agreement in principle to settle this matter, and the settlement received preliminary approval from the Court in October 2017, but future litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

An activist investor, Elliott Associates, L.P., and its affiliates, or Elliott, took an ownership position in our common stock in June 2016.  In September 2017, Elliott disclosed in its Schedule 13D/A that it economically owns approximately 6.7% of our common stock (with additional economic exposure through derivatives of approximately 2.8% of our common stock).  Elliott Associates has communicated its opinions to us regarding strategic and operational opportunities that it believes would meaningfully increase value to our stockholders. In the future, Elliott Associates may take actions that could be costly and time-consuming to us, disrupt our operations and divert the attention of management and our employees, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, including in reaction to any future acquisition or disposition of our common stock by Elliott or other activists.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed on February 27, 2017 (File No. 001-35338), we have used $29.4 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the nine months ended September 30, 2017.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

Unregistered Sales of Equity Securities

For the quarter ended September 30, 2017, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01

Offer Letter dated August 10, 2017 by and between Imperva, Inc. and Christopher Hylen (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed by the Company on August 10, 2017 (File No. 01-35338).

10.02	Imperva, Inc. Severance Plan (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed by the Company on August 10, 2017 (File No. 01-35338).
10.03

2015 Equity Inducement Plan, as amended, and forms of agreement and subplan thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on August 10, 2017 (File No. 333-219850)).

10.04	Eighth Amendment to Lease effective as of September 29, 2017 by and between Westport Office Park, LLC and Imperva, Inc.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 8, 2017	IMPERVA, INC.

	By:	/s/ Christopher S. Hylen
Christopher S. Hylen
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2017

	By:	/s/ Terrence J. Schmid
Terrence J. Schmid
Chief Financial Officer
(Principal Financial Officer)