Form 10-K
period 2017-12-31
IMPERVA INC
filed 2018-02-23
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market LLC on such date, was approximately $1,608 million. Shares of common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 14, 2018 was 34,565,641.

2017 ANNUAL REPORT ON FORM 10-K

Documents Incorporated by Reference

Portions of the definitive proxy statement for our 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  We intend to file the definitive proxy statement with the Securities and Exchange Commission, or SEC, within 120 days of the year ended December 31, 2017.

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

PART I

Item 1. Business

Overview

We are a cyber security leader that delivers best-in-class solutions to protect data and applications on-premises, in the cloud, and across hybrid environments. As organizations worldwide undergo digital transformation, particularly as they transition their data and applications from on premises to the cloud, their day-to-day operations are increasingly complex. They have a need for solutions that can support both environments and we believe we are uniquely positioned to help them manage their hybrid environments. Extortion and theft by cybercriminals, using an evolving array of sophisticated attacks, continuously threaten applications and data wherever they reside. Organizations are facing numerous challenges in providing the visibility and control required to protect these business-critical applications and data from attack. Adoption of new technologies and architectures, such as mobile applications, web applications, application to application interfaces and big data, increases the complexity of, opens access to, and increases the vulnerability of business-critical data and applications. The increasing use of virtualization technologies and cloud delivery models, including unsanctioned, employee-adopted applications, known as “shadow IT,” is forcing organizations to operate outside of the traditional security model. Additionally, organizations must comply with complex regulatory standards enacted to ensure they protect their systems and data. We believe that these challenges are driving a greater need for cyber security solutions that protect applications and data, wherever they reside - on-premises, in the cloud, and across hybrid environments.

Our cyber security solutions directly protect the business critical data and applications that are being attacked, and are designed to fill the gaps left by existing endpoint and network or perimeter security solutions. Our cloud offerings protect against the unique threats created as enterprises increasingly deploy their applications and store their data in the cloud and allow our customers to take advantage of the flexibility and cost-efficiency offered by cloud-based solutions.

Our Imperva SecureSphere platform provides database, file and web application security across various physical and virtual systems in data centers, including those in traditional on-premises data centers as well as in private, public and hybrid cloud computing environments. Our Imperva Incapsula product line provides cloud-based website security, denial of service protection and performance solutions that do not require software or hardware changes. Our Imperva CounterBreach product line uses machine learning to analyze how users access data and to spotlight data breach activity. Our Imperva Camouflage product line pseudonymizes and anonymizes sensitive data by masking it so it can be safely used in development, testing, warehouses and analytical stores.

Business Highlights for the Year Ended December 31, 2017

In February 2017, we sold the assets of our Skyfence Networks Ltd. business to Forcepoint LLC for approximately $40 million in cash.

In March 2017, we introduced our FlexProtect licensing program to give customers access to our on-premises and hybrid solutions for data and applications under a single license.  Designed to give customers the flexibility to use Imperva products, regardless of where data and applications are initially deployed or migrated, Imperva FlexProtect directly supports dynamic hybrid cloud deployments and provides needed investment protection to manage this transition.

We also experienced several changes on the executive management team during 2017 and in early 2018 that led to the rollout of new strategic initiatives. In August 2017, Christopher Hylen joined as our new President and Chief Executive Officer and undertook a review of our strategy and operations, with oversight from the Board of Directors. In January 2018, Mike Burns joined as our new Chief Financial Officer. On January 22, 2018, we announced organizational changes designed to allow us to focus on customers and product innovation and to drive operational efficiencies.

As part of the reorganization, we unified disjointed teams under sales, marketing, product management and product development to drive more cohesive go-to-market product strategies, and to increase efficiencies. We also created a new customer success function and appointed Sunil Nagdev as Chief Customer Officer to improve our customer renewal process and delivery of our subscription services. We plan to reallocate in excess of $10.0 million to fund incremental investments in the new initiatives and growth priorities.

On February 8, 2018, we announced our strategy to transform into the world’s leading hybrid security company, accelerate our go-to-market and simplify how we do business. We declared our key growth priorities to invest in world-class cloud experiences, create actionable insights through data and analytics and deliver innovative new services that extend our offerings.

As of December 31, 2017, Imperva had over 5,900 end user customers in more than 100 countries. For purposes of this end user customer count, we refer to end user customers who purchased directly through our sales force or indirectly through channel partners. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service, or SaaS, customers and managed security service providers, or MSSPs, and hosting partners. We primarily sell our products and services through our network of channel partners worldwide, including both distributors and resellers, which provide sales and support leverage to our sales organization. As of December 31, 2017, we had more than 280 direct and 580 indirect channel partners worldwide. We generated revenue of $321.7 million in 2017, an increase of 22% over the $264.5 million in revenue we generated in 2016. Net income (loss) attributable to our stockholders was $22.9 million in 2017 as compared to ($70.3) million in 2016.

Our Strategy

Our goal is to extend our leadership position in the cyber security market and to be the world’s leading hybrid security company. Key elements of our growth strategy include:

•

Focus on hybrid opportunities as businesses continue to adopt cloud computing. Our customers are increasingly migrating from on premises to the cloud, which we see as a tremendous opportunity as these companies have a need for solutions to support both environments. We believe we are uniquely positioned to help them with our hybrid capabilities and pricing models such as FlexProtect. We intend to invest in and deliver the tools required to help customers quickly and easily navigate the transition from on premises to the cloud. As a leading provider of cyber security solutions, we believe we are well positioned to benefit as our customers expand the scope of their cyber security and compliance initiatives on premises, in the cloud and across hybrid environments.

•

Accelerate our go-to-market efforts by driving increased sales to customers. We have implemented a new strategy to improve how we serve our customers and leverage strategic partners in targeted vertical and global markets. We have historically aligned our go-to-market efforts around our products. We intend to transition to focus more on our customers. For example, as part of the reorganization we created a Customer Success function led by our Chief Customer Officer to improve the customer experience. In addition, we made substantive changes to our partner program, including an increased focus on our most strategic partners and changes in incentives to align with our mutual outcomes and will also have an increased focus on cloud platforms.

•

Simplify how we do business.  Our products solve complex and important security problems for our customers. We have talked to employees, customers and partners and, based on their feedback, we believe we can make buying, implementing and consuming our products and services easier for all of our constituents. We will be focused going forward on simplification and ease in our touch points with customers and partners.

•

Enhance and extend our leadership position through technology and product innovation. We intend to continue to invest in product upgrades, product line extensions and the development of new products and services that address emerging cyber security and regulatory compliance requirements and to maintain our technological advantages. We also intend to continue to invest in advanced threat research and increase our threat intelligence leadership, as well as our research and development efforts in cyber security for cloud computing environments.

•

Pursue strategic acquisition and partnership opportunities. We intend to pursue targeted acquisition and partnership opportunities to continue to broaden our technology and offerings and better enable organizations to protect applications and data on premises, in the cloud and across hybrid environment.

On-Premise, Cloud and Hybrid Products

Our products include our Imperva SecureSphere platform, Imperva CounterBreach and Imperva Camouflage for enterprise data centers, and our Imperva Incapsula offering for cloud-based security services.

Our SecureSphere, CounterBreach and Camouflage product lines secure business-critical applications and data in physical and virtual data centers from hackers and malicious insiders.  These products also provide an accelerated and cost-effective route to address regulatory compliance and establish a repeatable process for data risk management. Our SecureSphere products are built on a common modular platform, which includes a single operating system and common code base. All of our SecureSphere products can be managed either individually as stand-alone appliances or collectively from our SecureSphere MX Management Server. Our SecureSphere MX Management Server provides a single, centralized point for aggregating and managing SecureSphere security policies, real-time monitoring, logging, auditing and compliance reporting, customizable reporting and in-depth analytics. With the SecureSphere MX Management Server, administrators can simultaneously manage our database, file and web security products from a single console. CounterBreach uses machine learning to analyze how users access structured data, unstructured data, and data in the cloud in order to spotlight dangerous data access and use.  Camouflage data masking discovers where sensitive data resides, prioritizes what data should be masked and masks it.

Our Incapsula service is purpose-built to deliver cloud-based website security, DDoS, or distributed denial of service protection and load balancing and failover, all of which are fully integrated with, and built on top of, a global content delivery network. Our Incapsula service can be deployed easily without requiring any additional hardware or software to be installed and is accessible to businesses of all sizes that want to maximize the security, speed and availability of their websites. It is also Payment Card Industry and SOC 2 Type II certified.  Without needing to purchase or install any hardware or software to use our Incapsula service, we estimate that most customers can set up our Incapsula service in less than ten minutes. Our customers typically begin using our Incapsula service by changing their website’s Domain Name System setting to route traffic to the Incapsula network. The global network of Incapsula servers apply security and optimization solutions to traffic on our customers’ websites according to the Incapsula service options they purchase. The screened, filtered and optimized traffic is then routed by the Incapsula network to the customer’s websites.

We sell our SecureSphere products primarily using perpetual software licenses installed on hardware appliances or virtual appliances. We sell our cloud-based products and services using subscription-based pricing plans. We also sell our ThreatRadar services as separate, add-on subscription services to our SecureSphere appliances.

We organize our product lines into customer-focused capability areas based on their ability to protect applications or data against attacks.

Application Protection

SecureSphere Products

SecureSphere Web Application Firewall: Protects business-critical web applications and data

We believe that our SecureSphere Web Application Firewall, or WAF, is one of the industry’s leading solutions for protecting web assets from application attacks. Our SecureSphere WAF protects our customers’ business-critical applications and data from large scale cyber-attacks, adapts to evolving threats to protect against data breaches and enables compliance with regulatory requirements. Our web application security products can be deployed as a physical or virtual appliance based on the feature and traffic capacity requirements of our customers. Key capabilities of our SecureSphere WAF include dynamic identification of legitimate web application usage, fortification of web defenses with research-driven intelligence on current threats from the Imperva Defense Center, IDC, alerts and requests blocking as well as virtual patching of application vulnerabilities.

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

Incapsula Content Delivery Network: Optimizes website performance

Incapsula Content Delivery Network, or CDN, is a globally distributed network of data centers that delivers full site acceleration through intelligent caching and content optimization tools. The CDN is application-aware and dynamically profiles website resources and identifies cacheable, dynamic and static content, including content that other CDNs consider uncacheable.

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

Data Protection

SecureSphere Products

SecureSphere Database Firewall and Database Activity Monitoring: Secures business-critical data in structured repositories

SecureSphere Database Firewall and Database Activity Monitoring secure business-critical data in structured repositories in the data center. They provide comprehensive visibility and control over structured business data repositories, including database data usage, vulnerabilities, and access rights, and enable security, audit, risk and IT professionals to improve data security and address compliance requirements. SecureSphere can be deployed as a physical or virtual appliance, based on the feature and traffic capacity requirements of our customers. SecureSphere Database Firewall and Database activity monitoring protect relational and big data databases running on distributed platforms and IBM z/OS.

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

SecureSphere User Rights Management for Databases: Establishes automated access rights review process and demonstrates compliance

SecureSphere User Rights Management for Databases automatically aggregates user rights across heterogeneous databases. This enables organizations to establish an automated access rights review process, identify excessive user rights, and demonstrate compliance with regulations such as Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and requirements 7 and 8.5 of the PCI Data Security Standards.

SecureSphere File Firewall: Protects file access activity to ensure business-critical data and applications are secured

SecureSphere File Firewall secures unstructured data, including spreadsheets, presentation slides, word processing documents, videos and PDFs that contain business critical data and applications that our customers store in unstructured repositories, such as file servers, content management repositories, network-attached storage and storage area network devices. It provides full visibility and control over unstructured business data repositories, including file ownership, usage and access rights, and enables security, audit, risk and IT professionals to improve file data security and address compliance requirements. SecureSphere File Firewall can be deployed as a physical or virtual appliance based on feature and traffic capacity requirements of our customers.

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

SecureSphere

•

Dynamic Profiling: Allows customers to create and monitor security policies based on actual application and database behavior, automatically recognizes valid application and database changes over time and automatically updates the profile according to these application and database changes, enabling faster identification and deployment of application protection.

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

•

Transparent Inspection: Provides application layer security without needing to intermediate web connections, allowing our solution to inspect traffic without any significant impact on performance, latency or availability.

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

Customers

We provide products and services to a variety of customers worldwide, including some of the world’s largest banks, retailers, insurers, technology and telecommunication companies and hospitals, as well as U.S. and other national, state and local government agencies. As of December 31, 2017, Imperva had over 5,900 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our SaaS customers and our MSSPs and hosting partners.

In 2017, 2016 and 2015, we had one reseller that represented 12%, 13% and 18% of our total revenue respectively. In 2017, 2016 and 2015, we generated approximately 60%, 63% and 67% of our revenue from customers in the Americas and approximately 40%, 37% and 33% from customers outside of the Americas, respectively. See Note 13 of “Notes to Consolidated Financial Statements” for information about segment disclosures and revenue by customer geographic regions.

Sales and Marketing

We believe that our hybrid sales model, which combines the leverage of a channel sales model with the account control of a direct sales model, has played an important role in our success to date. Our hybrid model employs a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We primarily sell our products and services to our customers through our channel partners, including distributors and resellers. In 2017, our channel partners originated over 57% of our sales and fulfilled almost 84% of our sales. Although our products are designed for turnkey deployment, they are highly customizable, which allows our channel partners to provide a variety of value added services to our customers. As of December 31, 2017, our network of channel partners included more than 280 direct and 580 indirect partners worldwide, including leading security distributors, value added resellers and some of the world’s largest hosting companies.

Sales

We support the sales of our products and services with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Our overlay channel team is responsible for managing relationships with our resellers, MSSPs and distributors. Our sales professionals are responsible for assisting channel partners in gaining and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. Our sales professionals and sales engineers also directly engage with customers to address their unique security and deployment requirements. We also have an inside sales team that is principally focused on lead generation for our reseller partners and regional sales professionals. To support our broadly dispersed global channel and customer base, we had sales personnel in 27 countries as of December 31, 2017. We plan to continue to invest in our sales organization to support our growth, including through increased sales through our channel partners.

Marketing

We believe the market for cyber security continues to grow rapidly and our marketing strategy is focused on building market awareness of the benefits of our solutions, investing in our brand to drive customer demand for our security solutions, extending our leadership in the cyber security market and enabling both our direct and channel sales models. We execute this strategy by leveraging a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for building brand awareness, driving demand generation, supporting channel enablement and product marketing, and working with our business operations team to support channel marketing and sales support programs. We focus our resources on targeted, integrated activities that can be leveraged by partners worldwide to extend our reach. Our marketing efforts include public and analyst relations, online and offline awareness building and demand generation, seminars, tradeshows, webinars, digital and website marketing, building sales tools and collateral information regarding product awards and technical certifications and social media outreach on channels such as LinkedIn, Facebook and Twitter, and including our data security blog. Our marketing programs help connect us with potential buyers along paid, earned, shared and owned channels.

Research and Development

Our research and development efforts focus primarily on improving and enhancing our existing security products and services, as well as developing new products, features and functionality and conducting advanced security research. We conduct our research and development activities primarily in Israel, with small engineering teams in Redwood Shores, California; Austin, Texas; St. John’s, Newfoundland and Labrador, Canada and Kiev, Ukraine. We believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2017, we had 325 employees dedicated to research and development, including our advanced security research group, the IDC.

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

Our research and development expense was $63.5 million, $62.4 million and $53.4 million in 2017, 2016 and 2015, respectively.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2017, we had 38 issued patents and 16 pending patent applications in the United States. The claims for which we have sought patent protection relate primarily to methods, computer programs, devices and systems we have developed for our products. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.  Our industry is characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. For more information about risks related to our and third party intellectual property rights see the section entitled “Risk Factors—Risks Related to our Business— Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results”; “—We rely on the availability of licenses to third-party software and other intellectual property, the loss of which could increase our costs and delay software shipments”; “—Our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business”; and “—Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.”

Manufacturing and Suppliers

Our security hardware appliance products are manufactured to our specifications by Caswell, Inc. and to a lesser extent Lanner Electronics Incorporated. Both are Taiwanese original design manufacturers of network appliance hardware products. We have entered into non-exclusive contracts to purchase these hardware appliances from American Portwell Technology, Inc. (a wholly owned subsidiary of Portwell, Inc.) and Lanner Electronics USA, Inc., which are value-added distributors of these products.

The value-added distributors receive the hardware appliances from the manufacturer, configure and install our proprietary software on the appliances and then undertake quality testing at their fulfillment centers. They then ship our appliances directly to our distributors, resellers or customers or our logistics partner, Base Logistics BV. We hold inventory in their fulfillment centers and in our logistics partner’s warehouses, in anticipation of orders for new appliances and to support our advance replacement program with new and repaired appliances. In addition, our contracts with our value-added distributors govern their use of our intellectual property and allocate the responsibilities for warranty repair, out of warranty repair and replacement costs with respect to damaged and defective products. These contracts remain in effect until terminated by either party. The contracts are terminable by us for any reason upon six months’ notice, by the value-added distributors upon nine months’ notice or by either party for an uncured material breach.

We currently work with and provide the value-added distributors with rolling product demand forecasts, but our contracts contain no obligation for us to purchase any minimum amount of products. We submit purchase orders that describe the types and quantities of our products to be manufactured, the delivery dates and other delivery terms. Upon submitting the purchase orders, we are committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

We believe that having third parties manufacture, configure and test our products and provide a substantial portion of our logistics enables us to efficiently allocate capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, allowing us to focus resources on our core competencies.

The hardware components included in our products are sourced from various suppliers by our manufacturers and are principally industry standard parts and components that are available from multiple vendors. We have limited sources of supply for certain key components of our products, such as semiconductors, printed circuit boards and hard disk drives, which exposes us to the risk of component shortages or unavailability. For more information on risks related to product manufacturing and availability of components, see the section entitled “Risk Factors–Risks Related to Our Business–Delays or interruptions in the manufacturing and delivery of SecureSphere appliances by our manufacturers may harm our business.”

Competition

The market for cyber security solutions is intensely competitive and we expect competition to increase in the future. Our primary competitors by product area include:

•	Database security. International Business Machines Corporation and Oracle Corporation
•	File security. Dell EMC Corporation, Symantec Corporation and Varonis Systems, Inc.
•	Web application security and DDoS. Akamai Technologies, Inc. and F5 Networks, Inc.

We believe that the principal competitive factors affecting the market for cyber security solutions include breadth of product offerings, security effectiveness, manageability, reporting, technical features, performance, ease of use, price, professional services capabilities, distribution relationships and customer service and support. We believe that our solutions generally compete favorably with respect to such factors.

Employees

As of December 31, 2017, our total headcount was 1,020 employees, with 325 in research and development, 373 in sales and marketing, 117 in services and support, 80 in operations and 125 in a general and administrative capacity. As of December 31, 2017, our headcount was 458 people in the United States, 449 in Israel and 113 in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $48.9 million in 2015 and $70.3 million in 2016.  While we generated net income of $22.9 million in 2017, we had an accumulated deficit of $256.5 million as of December 31, 2017. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue may decline or its growth may slow for a number of possible reasons. Demand for our products or services may slow. Competition may increase. Our overall market may experience a decline or its growth may slow. We may experience difficulty executing on our go-to-market sales plan. We may fail to capitalize on growth opportunities such as subscription renewals and introducing new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenue does not increase at a rate that proportionally offsets these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to sustain profitability and our net losses may increase. We may not be able to sustain or increase profitability on a consistent basis. Any failure by us to maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In 2017, our channel partners originated over 57%, and fulfilled almost 84%, of our sales, and we expect that channel sales will represent a substantial portion of our revenue for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our products and services, which are often complex. Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our channel partners do not effectively market and sell our products and services, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them could adversely affect our sales. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our revenue.

We face intense competition, especially from larger, better-known companies and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for cyber security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., F5 Networks, Inc., International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and other point solution security vendors.

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

Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in the cyber security industry increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to sufficiently differentiate our products and services from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from firms of our size. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

Many of our smaller competitors that specialize in providing protection from a single type of cyber security threat may deliver these specialized cyber security products to the market more quickly than we can or may introduce innovative new products or enhancements before we do. Conditions in our markets could change rapidly and significantly as a result of technological advancements.

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

We operate in an evolving market that has not yet reached widespread adoption.  New or existing technologies that may be perceived to address cyber security risks in better ways could gain wide adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial results.

We operate in new, rapidly evolving categories in the security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber security solution, data breach detection, data masking technology and cloud-based security services. Because we depend in part on the market’s acceptance of our products and services and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber security solutions in addition to such products. If customers do not recognize the benefits that our cyber security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other cyber security technologies exist or could be developed in the future, and our business could be materially adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Even if customers purchase our products, they may not make repeat purchases or purchase products across our various product families, which trend may be exacerbated by the rapid evolution of our market. As of December 31, 2017, approximately 25% of our customers had purchased products from more than one of our product families. If we are unable to sell additional products from multiple product families to our customers, then our revenue may not grow as anticipated or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

The cyber security market is characterized by rapid technological advances, changes in customer requirements, including changes driven by legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software and new functionality to respond to new threats, requirements and risks and we may be unable to meet these expectations. As a result, we must continually improve our products and introduce new solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on network, database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors.

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

Further, one factor that drives demand for our products and services is the legal, regulatory and industry standard framework in which our customers operate, which we expect will continue to be a factor for the foreseeable future. For example, many of our customers purchase our web application security products to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, which apply to companies that process or store credit card information. Laws, regulations and industry standards are subject to drastic changes that, particularly in the case of industry standards, may arrive with little or no notice, and these could either help or hurt the demand for our products. If we are unable to adapt our products and services to changing regulatory standards in a timely manner, or if our products fail to assist our customers with their compliance initiatives, our customers may lose confidence in our products and could switch to competing solutions. In addition, if regulations and standards related to cyber security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may purchase fewer of our products and services, or none at all. In either case, our sales and financial results would suffer.

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

Our cyber security products may falsely detect threats that do not actually exist. For example, our ThreatRadar Reputation Services product relies on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products and services restrict access to important databases, files or applications based on falsely identifying users or traffic as an attack or otherwise unauthorized, then our customers’ businesses could be adversely effected. Any such false identification of users or traffic could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

Our business and operations are experiencing growth.  If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have experienced growth over the last several years. We grew from 923 employees as of December 31, 2015 to 993 employees as of December 31, 2016 to 1,020 employees as of December 31, 2017. Changes in headcount have placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our headcount has required, and will continue to require, significant expenditures and allocation of valuable management resources. We rely heavily on information technology systems to help manage critical functions, such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

We depend on the continued contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees, particularly Christopher Hylen, our President and Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives.

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

In January 2018, we announced a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. As a result of these changes, we anticipate incurring pre-tax restructuring charges of $2.3 million to $2.9 million in the first quarter 2018, substantially all of which are for cash severance costs. While we anticipate approximately $10.0 million in savings in future periods, which we intend to use to fund incremental investments in new initiatives and growth priorities, we cannot be sure our investments will be at the desire levels, achieve the desired benefits, or improve our results as we expect, or in the time frame that we expect. There may also be unanticipated costs that we will be required to prioritize instead. If we are unable to realize the expected outcomes from the restructuring plan, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for approximately 13% of our bookings for the year ended December 31, 2015, 11% for the year ended December 31, 2016 and 11% of our bookings for the year ended December 31, 2017, and sales to government entities may increase. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

Our maintenance and support revenue accounted for 28% of our total revenue for 2015, 30% of our total revenue for 2016 and 28% of our total revenue for 2017. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

The majority of our current sales are made through a model in which our channel partners sell our cyber security solutions to large enterprise customers that operate their own data centers and have the ability to choose the cyber security solutions and configurations to fit their environment. If our large enterprise customers and potential customers choose to outsource the hosting of their data centers to large, multi-tenancy hosting providers like Rackspace Hosting, Inc., Amazon Web Services (“AWS”) and Savvis, Inc. (dba CenturyLink Technology Solutions), they may not be able to choose what cyber security solutions are deployed in these hosted environments, and our current sales model may not be effective. Although we work with large hosting services providers like Rackspace Hosting, Inc., AWS and Savvis, Inc., to integrate our cyber security solutions into their hosting environments so that our solutions may be offered to their hosting customers, we cannot guarantee that all such hosting service providers will adopt our solutions, offer them as a choice to their customers or promote our solutions over those of our competitors. Even if these large hosting services providers integrate our cyber security solutions into their hosting environments and promote our solutions, they may be able to negotiate larger discounts than individual enterprise customers and, consequently, the average selling price of our products may decrease and our revenue would suffer. Alternatively, they may offer services based on our competitors’ products at lower cost or bundled with other services that we do not offer, and their customers may choose those services even if they would otherwise choose our products if making a decision on a stand-alone basis.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2015, 2016 and 2017, we incurred approximately 27%, 38% and 32%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Certain of our products are distributed with software licensed under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or subject to certain license requirements. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can subject us to greater risks than use of third-party commercial software, as licensors of open source software generally do not provide warranties or any indemnification for infringement of third party intellectual property rights. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products. In addition, open source license terms may be ambiguous and many of the risks associated with use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we might be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition. Disclosing the source code of our proprietary software could make it easier for malicious third parties to discover vulnerabilities in our cyber security products and allow our competitors to create similar products with decreased development effort and time. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 38 issued patents and 16 patent applications pending as of December 31, 2017 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Some of our employees in Israel are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2017, approximately 70 of our employees in Israel were called for active reserve duty, each serving for an average of nine days. Our operations could be disrupted by the absence, for a significant period, of one or more of our executive officers or key employees due to military service, and any significant disruption in our operations could harm our business.

Our internal network system and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Because we are a leading provider of cyber security products, hackers and others may try to access our data or compromise our systems. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and cause interruptions of our services. Because the techniques used by hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and could impair our ability to operate our business, including our ability to provide subscription or maintenance and support services to our customers. We could suffer monetary and other losses and reputational harm in the event of such incidents.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted.  The Tax Act represents a significant change to the U.S. federal tax code. It lowers the U.S. statutory tax rate from 35% to 21% for years after 2017, and also includes a number of provisions that could adversely impact our U.S. federal income tax position in a reporting period, including the limitation of the utilization of net operating losses generated after 2018 to 80 percent of taxable income and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible assets. We have remeasured our U.S. deferred tax assets as of December 31, 2017 to reflect the reduced rate that will apply in future periods when the deferred tax assets reverse, offset by a change in valuation allowance, resulting in a net impact of an approximately $0.2 million tax benefit. Our final determination during 2018 of the Tax Act’s impact on deferred tax assets and the related valuation allowance requirements may differ from our estimates due to, among other factors, changes in interpretations of the Tax Act, our analysis of the Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. In addition, any further changes to tax laws applicable to corporate multinationals in the countries in which we do business could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

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

Our ability to utilize net operating loss carryforwards may be subject to limitations and may result in increased future tax liability to us.

Our ability to utilize net operating loss carryforwards to offset our future tax liability would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal and applicable state income tax purposes. In the event we undergo an ownership change under Section 382, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers alleging that defendants made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. As described further in Part II, Item 1 (Legal Proceedings), in January 2018 the court gave its final approval for the settlement of this matter, but future litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

We previously announced a review of strategic alternatives and our subsequent decision to remain a standalone company, which may result in lingering uncertainty about our prospects.

On August 4, 2016, we announced that we retained advisors to assist us in a comprehensive review of strategic alternatives and on November 3, 2016, we announced that we had concluded the review process.  The process did not result in a transaction or any other specific strategic action, but did result in a restructuring plan that was also announced.  These announcements may result in a perception from time to time that there is uncertainty about our prospects as a standalone entity, and may lead to rumors of instability, irrespective of the actual circumstances, which may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such issues or perceptions may negatively impact our business, disrupt our operations and divert the attention of management and our employees, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of prolonged rumors and speculation about our business. Further, while we have concluded the review of strategic alternatives, it is possible that a strategic transaction or other type of strategic action may arise in the future.

Our business could be negatively affected by stockholder activism, which could impact the trading price and volatility of our common stock.

An activist investor, Elliott Associates, L.P., and its affiliates, or Elliott, took an ownership position in our common stock in June 2016.  In September 2017, Elliott disclosed in its Schedule 13D/A that it economically owns approximately 6.7% of our common stock (with additional economic exposure through derivatives of approximately 2.8% of our common stock).  Elliott has communicated its opinions to us regarding strategic and operational opportunities that it believes would meaningfully increase value to our stockholders. In the future, Elliott may take actions that could be costly and time-consuming to us, disrupt our operations and divert the attention of management and our employees, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, including in reaction to any future acquisition or disposition of our common stock by Elliott or other activists.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Redwood Shores, California in an office consisting of approximately 82,000 square feet.  The lease for our corporate headquarters expires in December 2020. Our offices in Texas, where we employ sales, support, research and development and professional services employees, consist of approximately 21,966 square feet and the leases for these offices expire in January 2018, in April 2021 and in April 2023. Our office in Tel Aviv, Israel, where we employ our SecureSphere research and development team, consists of approximately 8,451 square meters (approximately 90,966 square feet). The lease for the Tel Aviv office expires in January 2027.  The majority of our Incapsula team is in offices in Rehovot, Israel that consist of 3,240 square meters (approximately 34,875 square feet).  The lease for a portion of the office space expires in May 2020 and the lease for the remainder of the space expires in March 2022.  We also have a number of sales offices around the world.  We believe that our facilities are suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  On October 11, 2017, the Court issued an order granting lead plaintiff’s motion for preliminary approval of the settlement. The Court issued an order granting final approval of the settlement, which was funded entirely by the Company’s insurance carriers, on January 31, 2018.

On September 1, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017, we filed a motion to dismiss the action.

On September 1, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, we filed an answer to the amended complaint. The plaintiff’s motion for class certification is due on or before September 7, 2018.  Our opposition is due on or before November 6, 2018. Any reply is due on or before November 20, 2018. A hearing on the motion for class certification has been set for Friday, December 7, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Stock Market since December 2016. Prior to that, it was listed on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the New York Stock Exchange or the NASDAQ Stock Market, as applicable.

Fiscal 2016	High	Low
First Quarter	$62.80	$32.83
Second Quarter	$51.69	$31.11
Third Quarter	$54.53	$42.10
Fourth Quarter	$57.24	$34.40

Fiscal 2017	High	Low
First Quarter	$47.30	$37.20
Second Quarter	$51.75	$40.15
Third Quarter	$52.40	$41.60
Fourth Quarter	$46.10	$37.17

Fiscal 2018	High	Low
First Quarter (through February 14, 2018)	$47.75	$39.66

Stockholders

As of February 14, 2018, we had 20 record holders of our common stock.

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

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index, the NASDAQ Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance.  Our common stock was listed on the New York Stock Exchange from November 2011 to December 12, 2016 and since December 13, 2016, has been listed on the NASDAQ Stock Market.

	12/12	12/13	12/14	12/15	12/16	12/17
Imperva Inc.	100.00	152.65	156.77	200.79	121.79	125.91
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
S&P Information Technology	100.00	128.43	154.26	163.40	186.03	258.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products and license	$97,122	$86,798	$107,563	$74,299	$72,153
Services	224,594	177,657	126,735	89,711	65,606
Total net revenue	321,716	264,455	234,298	164,010	137,759
Cost of revenue:
Products and license	7,738	9,525	10,947	9,248	8,756
Services	56,215	44,307	36,633	27,335	20,940
Total cost of revenue[1]	63,953	53,832	47,580	36,583	29,696
Gross profit	257,763	210,623	186,718	127,427	108,063
Operating expenses:
Research and development[1]	63,452	62,402	53,376	43,052	27,556
Sales and marketing[1]	152,178	156,465	136,292	106,382	81,500
General and administrative[1]	54,435	51,260	43,440	34,499	24,436
Restructuring charges	667	8,118	-	-	-
Amortization of purchased intangibles	714	1,408	1,408	1,269	-
Total operating expenses	271,446	279,653	234,516	185,202	133,492
Loss from operations	(13,683)	(69,030)	(47,798)	(57,775)	(25,429)
Gain on sale of business	35,871	-	-	-	-
Other income (expense), net	1,142	(77)	(402)	(220)	(125)
Income (loss) before provision for income taxes	23,330	(69,107)	(48,200)	(57,995)	(25,554)
Provision for income taxes	461	1,172	682	1,181	777
Net income (loss)	22,869	(70,279)	(48,882)	(59,176)	(26,331)
Loss attributable to non - controlling interest	-	-	-	213	1,153
Net income (loss) attributable to Imperva, Inc. stockholders	$22,869	$(70,279)	$(48,882)	$(58,963)	$(25,178)
Earnings per share:
Basic	$0.68	$(2.18)	$(1.64)	$(2.28)	$(1.04)
Diluted	$0.67	$(2.18)	$(1.64)	$(2.28)	$(1.04)
Shares used in computing earnings per share[2]
Basic	33,724	32,284	29,849	25,806	24,300
Diluted	34,238	32,284	29,849	25,806	24,300

1	Includes stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$5,290	$4,664	$3,862	$2,058	$1,440
Research and development	12,187	14,711	13,831	8,799	3,660
Sales and marketing	14,696	20,510	16,717	13,558	8,537
General and administrative	13,822	17,131	16,554	12,858	8,857
Restructuring charges	675	5,859	-	-	-

2	Please see Note 14 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$359,531	$261,092	$264,807	$109,720	$115,085
Working capital	$284,256	$194,149	$214,173	$78,244	$103,214
Total assets	$528,062	$408,819	$397,669	$220,645	$176,491
Deferred revenue, current and long-term	$159,255	$130,471	$106,657	$81,175	$63,052
Non - controlling interest	$-	$-	$-	$-	$(2,614)
Total stockholders' equity	$315,117	$231,963	$240,201	$97,243	$86,222

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

Overview

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002. In 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar. In 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provide through Incapsula, Inc., which was majority owned by Imperva until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate their operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our ability to secure cloud and Software as a Service (“SaaS”) applications. In December 2016, we acquired certain assets and liabilities of Camouflage Software, Inc., to further our data masking, security and compliance solutions in the cloud and on-premises.

In February 2017, we sold the assets of the Skyfence business to Forcepoint LLC.  In March 2017, we introduced our FlexProtect licensing program to give customers access to our on-premises and hybrid solutions for data and applications under a single license.  Designed to give customers the flexibility to use Imperva products, regardless of where data and applications are initially deployed or migrated, Imperva FlexProtect directly supports dynamic hybrid cloud deployments and provides protection to manage this transition.

In January 2018, we announced organizational changes designed to allow us to focus on customers and product innovation and to drive operational efficiencies. The reorganization enables us to reallocate resources and focus employees on transformation and growth initiatives.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber security solutions and services, as well as developing new products and services and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of December 31, 2017, we had 325 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $63.5 million, $62.4 million, and $53.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions. A majority of our revenue is derived from customers in the Americas region. In 2017, 45% of our total revenue was generated from United States, 20% from Europe, Middle East and Africa (“EMEA”), 20% from Asia Pacific (“APAC”) and 15% from other regions.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Annual Report on Form 10-K as our customers. We have a network of approximately 280 direct and 580 indirect partners worldwide, including both resellers and distributors. In 2017, our channel partners originated over 57%, and fulfilled almost 84%, of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of December 31, 2017, Imperva had over 5,900 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $234.3 million in 2015 to $264.5 million in 2016 to $321.7 million in 2017. We generated net income of $22.9 million in 2017, however, incurred net losses of $48.9 million and $70.3 million 2015 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $256.5 million.

Opportunities, Challenges and Risks

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to maintain our technology leadership, improve our go to market strategy, address the needs of smaller enterprises and compete effectively in the marketplace for cyber security solutions. While each of these areas presents significant opportunities for us, they also pose important challenges and risks that we must successfully address in order to sustain the growth of our business and improve our results of operations.

Maintain Technology Leadership. As a result of the rise in sophisticated attacks by hackers and malicious insiders, the difficulty in complying with regulations governing business data and the growing complexity of, and open access to, data centers, we believe that enterprises are struggling to provide visibility and control over high-value business applications and data assets that they need to protect. In addition, organizations are increasingly taking advantage of cloud-based services and virtualization technologies, and these new technologies and architectures are increasing the complexity of, and accessibility to, the data center. We believe these challenges are driving the need for a new protection layer positioned closely around the applications and data assets in the data center. We expect that as enterprises recognize the growing risk to high-value business data and the need to comply with increasing regulatory compliance mandates, their spending will increase on solutions designed to control and protect such data. We believe that traditional security and compliance products do not address the evolving needs of enterprises or do not do so adequately, and that this presents us with a large market opportunity. To capitalize on this opportunity, we have introduced and expect that in the future we will need to continue to introduce innovations to our broad business security solutions, including solutions to address cyber security opportunities that arise as enterprises pursue cloud computing initiatives. We cannot assure you that our products will achieve widespread market acceptance or that we will properly anticipate future customer needs. Moreover, if our products do not satisfy evolving customer requirements, we will not capture the increase in spending that we expect will result from enterprises seeking to secure data across various systems in the data center.

Invest in Our Go To Market Strategy. We are investing in our go to market strategy to improve how we serve our customers and leverage strategic partners in targeted vertical and global markets. We have historically aligned our go-to-market efforts around our products and intend to transition to focus more on our customers. For example, as part of the reorganization we created a Customer Success function led by our Chief Customer Officer to improve the customer experience. In addition, we made substantive changes to our partner program, including an increased focus on our most strategic partners and changes in incentives to align with our mutual outcomes and will also have an increased focus on cloud platforms.

Address Needs of Smaller Enterprises. As market awareness of the benefits of a comprehensive cyber security solution increases, we believe there is a significant opportunity to provide cyber security solutions to smaller enterprises as they confront increasing security threats and compliance mandates. To capitalize on this opportunity, we intend to increase our business with mid-market enterprises and SMBs by expanding our cloud-based service offerings. We have made, and may in the future continue to make, significant investments in our cloud-based security products to address the business security needs of mid-market enterprises and SMBs. If our cloud-based security products, which are relatively new, fail to gain broad acceptance with mid-market enterprises and SMBs, our revenue growth, results of operations and competitive position in our industry could suffer.

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

We generated net income in 2017, however, we have incurred, and continue to incur, losses from operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Further, we expect that, if we successfully execute our business plan and strategy, our losses from operations will decline, and that we will reach profitability. Should we need additional cash in the future, we may enter into one or more lines of credit or raise funds through the sale of equity securities.

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

Gain (Loss) from Operations. We track our gains and losses from operations to assess how effectively we are planning and monitoring our operations as well as controlling our operational costs, which are primarily driven by headcount.

Deferred Revenue. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period.

Cash, Cash Equivalents and Short-term Investments. We evaluate the level of our cash, cash equivalents and short-term investments to ensure we have sufficient liquidity to fund our operations, including the development of future products and product enhancements and the expansion into new sales channels and territories.

Net Cash Provided by Operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven primarily by sales of our products and licenses and, to a lesser extent, from up-front payments from customers under maintenance and support contracts. Our primary uses of cash in operating activities are for personnel-related expenditures, costs of acquiring the hardware used for our appliances, sales, marketing and promotional expenses and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business.

Number of Customers. We believe our customer count is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We discuss for the periods presented revenue, gross margin, the components of loss from operations, number of customers deferred revenue and cash flow from operations further below under “—Segments” and “—Results of Operations”, as applicable, and we discuss our cash and cash equivalents under “—Liquidity and Capital Resources.”

	Years ended (or as of December 31)
	2017	2016	2015
	(in thousands, except number of customers and percentages)
Net revenue	$321,716	$264,455	$234,298
Gross margin	80.1%	79.6%	79.7%
Loss from operations	$(13,683)	$(69,030)	$(47,798)
Total deferred revenue	$159,255	$130,471	$106,657
Cash, cash equivalents and short-term investments	$359,531	$261,092	$264,807
Net cash provided by operations	$67,156	$22,494	$23,867
Number of customers	5,968	5,291	4,541

Segments

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer.

We operate our business in one operating segment, which is the development, marketing, sales, service and support of cyber security solutions that protect business critical data and applications, whether in the cloud or on premises.

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

Our net revenue is comprised of the following:

•

Products and License Revenue—Product and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Our SecureSphere product line consists of database security, file security and web application security. Our other product lines include CounterBreach, ThreatRadar and Camouflage. We offer multiple hardware appliance versions that accompany our SecureSphere software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units and accessories.

•

Services Revenue—Services revenue consists of subscription, maintenance and support and professional services and training. Subscription revenue is generated from sales of our cloud-based services such as Incapsula and ThreatRadar services. Incapsula services provide distributed denial of service protection (“DDoS”) and load balancing and failover. ThreatRadar services provide reputation and crowdsourced security intelligence services. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are three levels of maintenance and support—Standard, Enhanced and Premium—and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the IDC, and hardware replacement. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training revenue consists of fees we earn related to training customers and partners on the use of our products. We expect subscription revenue will increase as sales of our cloud-based services continue to increase We also expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base.

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

General and Administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, as well as professional fees, facilities costs and depreciation. General and administrative personnel costs include our executive, finance, purchasing, order entry, human resources, information technology and legal functions. Our professional fees consist primarily of accounting, external legal, information technology and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception. For the year ended December 31, 2017, we generated net income. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli and United Kingdom activities, and to a lesser extent, state income taxes and impact of the Tax Cuts and Jobs Act.

Results of Operations

The following table is a summary of our consolidated statements of operations in dollars and as a percentage of our total net revenue. We have derived the data for the years ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$97,122	30.2	$86,798	32.8	$107,563	46.0
Services:
Maintenance and support	91,300	28.4	80,007	30.3	66,380	28.3
Professional services and training	13,918	4.3	13,693	5.2	14,084	6.0
Subscriptions	119,376	37.1	83,957	31.7	46,271	19.7
Total services	224,594	69.8	177,657	67.2	126,735	54.0
Total net revenue	321,716	100.0	264,455	100.0	234,298	100.0
Cost of revenue:
Products and license	7,738	2.4	9,525	3.6	10,947	4.7
Services	56,215	17.5	44,307	16.8	36,633	15.6
Total cost of revenue	63,953	19.9	53,832	20.4	47,580	20.3
Gross profit	257,763	80.1	210,623	79.6	186,718	79.7
Operating expenses:
Research and development	63,452	19.7	62,402	23.6	53,376	22.8
Sales and marketing	152,178	47.3	156,465	59.2	136,292	58.2
General and administrative	54,435	16.9	51,260	19.4	43,440	18.5
Restructuring charges	667	0.2	8,118	3.1	-	-
Amortization of purchased intangibles	714	0.2	1,408	0.5	1,408	0.6
Total operating expenses	271,446	84.3	279,653	105.8	234,516	100.1
Loss from operations	(13,683)	(4.2)	(69,030)	(26.2)	(47,798)	(20.4)
Gain on sale of business	35,871	11.1	-	-	-	-
Other income (expense), net	1,142	0.4	(77)	-	(402)	(0.2)
Income (loss) before provision for income taxes	23,330	7.3	(69,107)	(26.2)	(48,200)	(20.6)
Provision for income taxes	461	0.1	1,172	0.4	682	0.3
Net income (loss)	$22,869	7.2	$(70,279)	(26.6)	$(48,882)	(20.9)

Comparison of the Years Ended December 31, 2017 and 2016

Net Revenue

	Years ended December 31,
	2017		2016		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$97,122	30.2	$86,798	32.8	$10,324	11.9%
Services:
Maintenance and Support	91,300	28.4	80,007	30.3	11,293	14.1%
Professional Services and training	13,918	4.3	13,693	5.2	225	1.6%
Subscriptions	119,376	37.1	83,957	31.7	35,419	42.2%
Total Services	224,594	69.8	177,657	67.2	46,937	26.4%
Total net revenue	$321,716	100.0	$264,455	100.0	$57,261	21.7%
United States	$146,215	45.4	$143,607	54.3	$2,608	1.8%
EMEA	63,884	19.9	50,838	19.2	13,046	25.7%
APAC	63,959	19.9	48,391	18.3	15,568	32.2%
Other	47,658	14.8	21,619	8.2	26,039	120.4%
Total net revenue	$321,716	100.0	$264,455	100.0	$57,261	21.7%

Our net revenue increased by $57.2 million, or 21.7%, to $321.7 million during the year ended December 31, 2017 from $264.5 million during the year ended December 31, 2016 primarily due to growth in the subscription revenue and to a lesser extent due to growth in maintenance and support revenue and products and license revenue. This revenue growth reflects the increasing demand for our subscription service offerings, a broader installed base of product and licenses which generate higher maintenance and support revenues, increased sales volume of our products and improved sales execution reflected in the addition of 677 customers in 2017. We had 686 orders exceeding $100,000 during the year ended December 31, 2017, compared to 573 orders for year ended December 31, 2016.

All regions contributed to this growth with a $15.6 million, $13.0 million, $2.6 million and $26.0 million increase in APAC, EMEA, United States and Other respectively, over the same period in 2016. The increase in all regions was primarily due to increasing demand for our subscription service offerings, increased sales volume of our products and improved sales execution.

Products and license revenue increased by $10.3 million, or 11.9%, to $97.1 million during the year ended December 31, 2017 from $86.8 million during the year ended December 31, 2016. The increase in product and license revenue was primarily due to increased sales volume of our products and improved sales execution.

Services revenue increased by $46.9 million, or 26.4%, to $224.6 million during the year ended December 31, 2017 from $177.6 million during the year ended December 31, 2016. During the year ended December 31, 2017, our services revenue was comprised of $119.4 million of subscriptions, $91.3 million of maintenance and support, and $13.9 million of professional services and training. The change in services revenue in the year ended December 31, 2017 from the year ended December 31, 2016 was primarily due to an increase of $35.4 million in subscriptions revenue resulting from our cloud-based security services, in addition to an increase of $11.3 million in maintenance and support revenue from our larger installed base in all regions.

Gross Profit

	Years Ended December 31,
	2017		2016
	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Products and license gross profit	$89,384	92.0%	$77,273	89.0%	3.0
Services gross profit	168,379	75.0%	133,350	75.1%	(0.1)
Total gross profit	$257,763	80.1%	$210,623	79.6%	0.5

Total gross margin increased by 0.5% to 80.1% during the year ended December 31, 2017 from 79.6% during the year ended December 31, 2016. Products and license gross margin increased 3.0% to 92.0% for the year ended December 31, 2017 compared to 89.0% for the same period in 2016. The products and license gross margin increase was primarily attributable to increased sales of software licenses, which generally have higher gross margins than hardware products.

Services gross profit is consistent during the year ended December 31, 2017 compared to the same period in 2016.

Operating Expenses

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$63,452	19.7	$62,402	23.6	$1,050	1.7%
Sales and marketing	152,178	47.3	156,465	59.2	(4,287)	(2.7)%
General and administrative	54,435	16.9	51,260	19.4	3,175	6.2%
Restructuring charges	667	0.2	8,118	3.1	(7,451)	(91.8)%
Amortization of acquired intangible assets	714	0.2	1,408	0.5	(694)	(49.3)%
Total operating expenses	$271,446	84.3	$279,653	105.8	$(8,207)	(2.9)%

Results above include stock-based compensation expense of:

	Years ended December 31,
	2017	2016	Change
	(dollars in thousands)
Research and development	$12,187	$14,711	$(2,524)
Sales and marketing	14,696	20,510	(5,814)
General and administrative	13,822	17,131	(3,309)
Restructuring charges	675	5,859	(5,184)

Research and development expenses increased by $1.1 million, or 1.7%, to $63.5 million during the year ended December 31, 2017 from $62.4 million during the year ended December 31, 2016. The change was primarily due to the charge recorded in the first quarter 2017 for modification of stock awards of $2.3 million, increase in facilities cost by $0.9 million partially offset by a decrease of $2.0 million in personnel costs following the sale of the assets of the Skyfence business in the first quarter of 2017.

Sales and marketing expenses decreased by $4.3 million, or 2.7%, to $152.2 million during the year ended December 31, 2017 from $156.5 million during the year ended December 31, 2016. The change was primarily related to $3.6 million cost reduction initiatives of marketing costs such as lead generation programs and marketing research. There also were decreases in direct sales expenses and travel costs totaling $1.3 million upon implementing our 2016 restructuring plan and cost reduction initiatives. This was partially offset by an increase of $1.2 million in personnel costs, mainly due to sales commissions resulting from increased revenue and consulting fees.

General and administrative expenses increased by $3.2 million, or 6.2%, to $54.4 million during the year ended December 31, 2017 from $51.2 million during the year ended December 31, 2016. The change was primarily due to increased consulting and professional services fees of $2.0 million and an increase in recruiting cost by $0.9 million.

We incurred restructuring charges of $0.7 million and $8.1 million during the year ended December 31, 2017 and 2016 respectively in connection with the restructuring plan implemented in November 2016. The restructuring charges during the year ended December 31, 2017 are termination-related costs, which consist of stock-based compensation expense. The restructuring charges during the year ended December 31, 2016 are termination-related costs, of which $5.8 million consist of stock-based compensation expense and $2.3 million are cash severance costs. The restructuring plan was initiated to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally and to align personnel resources in our growth areas.

Amortization of purchased intangibles decreased by $0.7 million, or 49.3% during the year ended December 31, 2017 compared to the same period in 2016. The decrease is due to a lower acquired intangible assets balance as result of the sale of the Skyfence business in the first quarter of 2017.

Loss from Operations

Years ended December 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$(13,683)	$(69,030)	$55,347	80.18%

Our loss from operations decreased by $55.3 million, or 80.2%, to $13.7 million during the year ended December 31, 2017 from $69.0 million during the year ended December 31, 2016 primarily due to higher gross profit and a decrease in total operating expenses. Our gross profit increased by $47.1 million during the year ended December 31, 2017 due to higher total revenues. Our total operating expenses decreased by $8.2 million for the year ended December 31, 2017 when compared to the prior year period primarily due to the sale of the assets of the Skyfence business in the first quarter of 2017, reductions in headcount as a result of the November 2016 restructuring plan, and cost reduction initiatives. This was partially offset by increased costs from higher sales commissions resulting from higher revenue and higher consulting and professional services fees.

Gain on Sale of Business

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Years Ended December 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$35,871	$-	$35,871	100.0%

Other Income (Expense), Net

Years ended December 31,		Change
2017	2016	Amount	%
(dollars in thousands)
$1,142	$(77)	$1,219	1583.1%

Other income (expense), net, changed by $1.2 million, or over 100% during the year ended December 31, 2017 as compared to 2016. The change was primarily due to an increase in interest income from higher short-term investments.

Provision for Income Taxes

	Years ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$461	$1,172	$(711)	-60.7%
Effective tax rate	2.0%	(1.7)%

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The provision for income taxes for the years ended December 31, 2017 was comprised primarily of foreign and state income taxes including tax effects of the gain related to the sale of the Skyfence business, offset in part by tax benefits related to employee gains from their sale of Company stock and an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income. The provision for income taxes for the years ended December 31, 2016 was comprised primarily of foreign and state income taxes. The increase in the provision for income taxes in the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily attributable to an increase in foreign income tax. The provisional accounting for the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

Deferred Revenue

	Years ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Total deferred revenue	$159,255	$130,471	$28,784	22.1%

Deferred revenue increased by $28.8 million, or 22.1%, to $159.3 million as of December 31, 2017 from $130.5 million as of December 31, 2016. The growth in our deferred revenue was primarily attributable to an increase in our installed base of products and licenses worldwide, subscription customers and resulting renewals of maintenance and support and subscription agreements, as well as new sales of maintenance and support, and subscription revenue.

Number of Customers

	As of December 31,		Change
	2017	2016	Amount	%
Number of customers	5,968	5,291	677	12.8%

Our number of customers increased by 677, or 12.8%, to 5,968 as of December 31, 2017 from 5,291 as of December 31, 2016. Our growth in customer count was driven by increasing market acceptance of our subscription services as well as an increase in our global sales and services and support organizations to 442 as of December 31, 2017 from 408 people as of December 31, 2016. The growth in our sales and services and support organizations was consistent with our plans to continue expanding our global sales and support coverage, in particular for our channel partner sales and support teams. The increase in our services and support organization allowed us to target new customers while continuing to support our existing customers across all of our geographies.

Comparison of the Years Ended December 31, 2016 and 2015

Net Revenue

	Years ended December 31,
	2016		2015		Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$86,798	32.8	$107,563	46.0	$(20,765)	(19.3)%
Services:
Maintenance and Support	80,007	30.3	66,380	28.3	13,627	20.5%
Professional Services and training	13,693	5.2	14,084	6.0	(391)	(2.8)%
Subscriptions	83,957	31.7	46,271	19.7	37,686	81.4%
Total Services	177,657	67.2	126,735	54.0	50,922	40.2%
Total net revenue	$264,455	100.0	$234,298	100.0	$30,157	12.9%
United States	$143,607	54.3	$141,225	60.3	$2,382	1.7%
EMEA	50,838	19.2	47,429	20.2	3,409	7.2%
APAC	48,391	18.3	30,180	12.9	18,211	60.3%
Other	21,619	8.2	15,464	6.6	6,155	39.8%
Total net revenue	$264,455	100.0	$234,298	100.0	$30,157	12.9%

Our net revenue increased by $30.2 million, or 12.9%, to $264.5 million during the year ended December 31, 2016 from $234.3 million during the year ended December 31, 2015 primarily due to growth in the subscription revenue and to a lesser extent due to growth in maintenance and support revenue partly offset by a decrease in products and license revenue. This revenue growth reflects the increasing demand for our subscription service offerings reflected in the addition of 750 customers in 2016 as well as a broader installed base of product and licenses which generate higher maintenance and support revenues. We had 573 orders exceeding $100,000 during the year ended December 31, 2016, compared to 501 orders for year ended December 31, 2015.

The APAC region contributed the largest portion of this growth with an $18.2 million increase over the same period in 2015. The revenue growth in EMEA, United States and Other regions was $3.4 million, $2.4 million and $6.2 million, respectively, over the same period in 2015. The increase in all regions was principally due to increasing demand for our subscription service offerings, an increase in our international sales personnel and improved sales execution in the APAC region.

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

Liquidity and Capital Resources

To date, we have satisfied our capital and liquidity needs through sales of our products and services, our initial and follow-on public offering of common stock, and private placements of convertible preferred stock. We have incurred significant losses in the past as we continue to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

Capital Resources

As of December 31, 2017, we had $359.5 million of cash, cash equivalents and short-term investments, $15.4 million of which is held outside of the United States and not presently available to fund domestic operations and obligations. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $359.5 million as of December 31, 2017. This increase is primarily the result of our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million after deducting underwriters’ discounts and offering expenses and cash provided by operating activities. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of Skyfence Networks, Ltd. and certain assets of Tomium and Camouflage which included cash consideration totaling approximately $24.8 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K:

	Years ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$67,156	$22,494	$23,867
Net cash provided by (used in) investing activities	$7,287	$(78,447)	$(63,775)
Net cash provided by (used in) financing activities	$9,453	$(4,831)	$140,078

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

Net cash provided by operating activities of $67.2 million for the year ended December 31, 2017 reflected a net income of $22.9 million, adjusted for non-cash charges of $21.1 million and a net change of $23.2 million in our net operating assets and liabilities.  The non-cash charges of $21.1 million are primarily due to stock-based compensation expense of $46.7 million and a depreciation and amortization charge of $10.9 million, partially offset by gain on sale of business of $35.9 million. The net change of $23.2 million in our operating assets and liabilities was primarily the result of an increase in our deferred revenue of $30.2 million, an increase in both accrued compensation and benefits of $5.2 million and accrued and other liabilities of $3.4 million partially offset by an increase in accounts receivable of $13.0 million and increase in prepaid expenses and other assets of $2.0 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases, maturities and sales of short-term investments, expenditures to purchase property and equipment and cost of acquisitions.

During the year ended December 31, 2017, cash provided by investing activities was $7.3 million, primarily due to proceeds from the maturities of short-term investments of $117.6 million and proceeds from the disposition of the Skyfence business of $35.0 million, partially offset by purchases of short-term investments of $131.0 million and capital expenditures of $14.0 million.

During the year ended December 31, 2016, cash used in investing activities was $78.4 million, primarily as a result of $130.0 million in purchases of short-term investments, $16.8 million in net purchases of property and equipment and $3.9 million in acquisition of Camouflage offset by $72.5 million in proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.5 million for the year ended December 31, 2017 primarily as a result of net proceeds from issuance of common stock.

Net cash used in financing activities was $4.8 million for the year ended December 31, 2016 primarily as a result of settlement of holdback liability as part of the consideration in connection with the acquisition of SkyFence Networks Ltd of $7.1 million offset by net proceeds from issuance of common stock of $2.4 million.

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

•

Delivery or performance has occurred: We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. We recognize software license revenue upon transfer of electronic keys to a customer. In most instances, we do not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with our sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

When we are unable to establish the selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for the purposes of allocating the arrangement by reviewing external and internal market factors including, but not limited to, pricing practices including discounting, the geographies in which we offer our products and services, the type of customer (i.e., distributor, value added reseller or direct end user) and competition. Additionally, we consider historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis. The determination of BESP is made through consultation with and approval by our management. Selling prices are analyzed on a quarterly basis to identify if we have experienced significant changes in our selling prices that would impact our determination of BESP.

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

For performance based RSUs granted to employees which only have performance conditions, we recognized expense based on our best estimate of number of awards which are expected to vest upon achievement of performance conditions. We revisit this estimate periodically

The fair value of the options and employee stock purchase plan awards during 2017, 2016 and 2015 were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2017	2016	2015
Option grants:
Expected dividend rate	-	0%	0%
Risk-free interest rate	-	1.4%	1.8%
Expected term (in years)	-	6.0	6.1
Expected volatility	-	58%	49%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.3%	0.5%	0.4%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	49%	58%	65%

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

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company elected to recognize forfeitures as they occur. During the year ended December 31, 2016 and 2015, we estimated a forfeiture rate to calculate the stock-based compensation for expense which was based on an analysis of our actual forfeitures.

We will continue to use judgment in evaluating the expected term and expected volatility related to our own stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future stock-based compensation expense.

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

Goodwill and Acquired Intangibles

Goodwill is not amortized and is reviewed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company operates its business in one operating segment and one reporting unit, which is the development, marketing, sales, service and support of cyber security solutions that protect business-critical data and applications whether in the cloud or on premises. In reviewing goodwill, we bypass the qualitative assessment and proceeds directly to performing the quantitative two step impairment test to test the reporting unit’s goodwill for impairment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill and is used as a screening process for identifying a potential goodwill impairment loss. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our goodwill to our net book value. In calculating the implied fair value of our goodwill, the fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

We complete our annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2017.

Intangible assets consist of purchased technology, customer relationships, trade names and domain names which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2017 and 2016, we have not incurred impairment losses on our long-lived assets.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

The Company is still evaluating the provisions of the Tax Reform and amounts reflected in the financial statements for the year ended December 31, 2017 are provisional. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed in 2018.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$8,295	$4,991	$4,714	$557	$309	$87	$18,953
Severance Pay Fund(2)	-	-	-	-	-	-	7,238
Purchase commitments(3)	2,600	-	-	-	-	-	2,600
Total	$10,895	$4,991	$4,714	$557	$309	$87	$28,791

[1]

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the year ended December 31, 2017, we made regular lease payments of $6.9 million under the operating lease agreements.

[2]

Our consolidated balance sheet as of December 31, 2017 includes $7.2 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

[3]	Purchase commitments are contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales.

Off-Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2017 and 2016 totaled $359.5 million and $261.1 million, respectively, and consist primarily of cash, cash equivalents and short-term investments with maturities of less than two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operation.

As of December 31, 2017, we have no indebtedness for borrowed money. To the extent in the future we enter into long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended December 31, 2017 (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2017	Sept.30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept.30, 2016	June 30, 2016	March 31, 2016
Net revenue:
Products and license	$30,905	$26,627	$20,012	$19,578	$28,641	$22,486	$14,830	$20,841
Services:
Maintenance and support	23,591	23,133	22,596	21,980	21,018	20,326	19,802	18,861
Professional services and training	3,514	3,176	3,730	3,498	3,374	3,228	3,656	3,435
Subscriptions	33,071	30,956	28,097	27,252	25,369	22,367	19,585	16,636
Total services	60,176	57,265	54,423	52,730	49,761	45,921	43,043	38,932
Total net revenue	91,081	83,892	74,435	72,308	78,402	68,407	57,873	59,773
Cost of revenue:
Products and license	2,100	1,883	1,823	1,932	3,133	2,394	1,814	2,184
Services	14,760	14,684	13,751	13,020	11,466	11,354	10,703	10,784
Total cost of revenue	16,860	16,567	15,574	14,952	14,599	13,748	12,517	12,968
Gross profit	74,221	67,325	58,861	57,356	63,803	54,659	45,356	46,805
Operating expenses:
Research and development	15,959	15,515	14,528	17,450	15,518	15,289	15,576	16,019
Sales and marketing	40,421	38,245	36,388	37,124	36,620	38,128	40,977	40,740
General and administrative	14,879	13,645	12,375	13,536	12,460	12,669	12,245	13,886
Restructuring charges	-	-	-	667	8,118	-	-	-
Amortization of acquired intangible assets	132	133	132	317	352	352	352	352
Total operating expenses	71,391	67,538	63,423	69,094	73,068	66,438	69,150	70,997
Income (loss) from operations	2,830	(213)	(4,562)	(11,738)	(9,265)	(11,779)	(23,794)	(24,192)
Gain on sale of business	-	-	-	35,871	-	-	-	-
Other income (expense), net	509	567	158	(92)	(26)	107	(241)	83
Income (loss) before provision for income taxes	3,339	354	(4,404)	24,041	(9,291)	(11,672)	(24,035)	(24,109)
Provision (benefit) for income taxes	(307)	724	(914)	958	527	66	681	(102)
Net income (loss)	$3,646	$(370)	$(3,490)	$23,083	$(9,818)	$(11,738)	$(24,716)	$(24,007)
Earnings per share:
Basic	$0.11	$(0.01)	$(0.10)	$0.70	$(0.30)	$(0.36)	$(0.77)	$(0.75)
Diluted	$0.11	$(0.01)	$(0.10)	$0.68	$(0.30)	$(0.36)	$(0.77)	$(0.75)
Shares used in computing earnings per share
Basic	34,122	33,907	33,640	33,207	32,744	32,445	32,163	31,843
Diluted	34,576	33,907	33,640	33,771	32,744	32,445	32,163	31,843

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERVA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Imperva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Imperva, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

San Jose, California

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Imperva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Imperva, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Imperva, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

February 23, 2018

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,538	$107,343
Short-term investments	166,993	153,749
Restricted cash	52	68
Accounts receivable, net of allowance of $936 and $ 1,784 as of December 31, 2017 and 2016, respectively	75,535	62,571
Inventory	617	590
Prepaid expenses and other current assets	14,894	7,922
Total current assets	450,629	332,243
Property and equipment, net	25,407	21,496
Goodwill	36,389	37,448
Acquired intangible assets, net	3,184	8,393
Severance pay fund	6,554	5,070
Restricted cash	2,284	1,884
Deferred tax assets	2,022	1,220
Other assets	1,593	1,065
TOTAL ASSETS	$528,062	$408,819
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,869	$5,529
Accrued compensation and benefits	22,913	20,840
Accrued and other current liabilities	11,417	7,683
Deferred revenue	126,174	104,042
Total current liabilities	166,373	138,094
Other liabilities	6,253	6,637
Deferred revenue	33,081	26,429
Accrued severance pay	7,238	5,696
TOTAL LIABILITIES	212,945	176,856
Commitments and Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value - 145,000,000 shares authorized, 34,233,888 and 33,088,990 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	3
Additional paid-in capital	572,106	510,257
Accumulated deficit	(256,537)	(276,819)
Accumulated other comprehensive loss	(455)	(1,478)
TOTAL STOCKHOLDERS' EQUITY	315,117	231,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$528,062	$408,819

The accompanying notes are an integral part of these consolidated financial statements

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Net revenue:
Products and license	$97,122	$86,798	$107,563
Services	224,594	177,657	126,735
Total net revenue	321,716	264,455	234,298

Cost of revenue:
Products and license	7,738	9,525	10,947
Services	56,215	44,307	36,633
Total cost of revenue	63,953	53,832	47,580
Gross profit	257,763	210,623	186,718
Operating expenses:
Research and development	63,452	62,402	53,376
Sales and marketing	152,178	156,465	136,292
General and administrative	54,435	51,260	43,440
Restructuring charges	667	8,118	-
Amortization of acquired intangible assets	714	1,408	1,408
Total operating expenses	271,446	279,653	234,516
Loss from operations	(13,683)	(69,030)	(47,798)
Gain on sale of business	35,871	-	-
Other income (expense), net	1,142	(77)	(402)
Income (loss) before provision for income taxes	23,330	(69,107)	(48,200)
Provision for income taxes	461	1,172	682
Net income (loss)	$22,869	$(70,279)	$(48,882)
Earnings per share:
Basic	$0.68	$(2.18)	$(1.64)
Diluted	$0.67	$(2.18)	$(1.64)
Shares used in computing earnings per share
Basic	33,724	32,284	29,849
Diluted	34,238	32,284	29,849

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$22,869	$(70,279)	$(48,882)
Other comprehensive income (loss) (net of tax):
Net change in net unrealized loss on investments	(202)	(103)	(249)
Net change in unrealized gain (loss) on hedging instruments	1,225	(44)	407
	1,023	(147)	158
Comprehensive income (loss)	$23,892	$(70,426)	$(48,724)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as at December 31, 2014	26,895,480	$2	$256,388	$(157,658)	$(1,489)	$97,243
Proceeds from follow-on public offering, net of offering costs	3,450,000	1	127,740	-	-	127,741
Issuance of common stock, net of repurchases	670,844	-	18,724	-	-	18,724
Vesting of restricted stock	706,121	-	767	-	-	767
Stock-based compensation	-	-	50,964	-	-	50,964
Issuance of common stock in connection with employee stock purchase plan	114,699	-	4,785	-	-	4,785
Income tax benefit from employee stock option exercises	-	-	165	-	-	165
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(11,464)	-	-	(11,464)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	-	-	-	-	(249)	(249)
Change in unrealized loss on derivatives	-	-	-	-	407	407
Net loss	-	-	-	(48,882)	-	(48,882)
Comprehensive loss	-	-	-	-	-	(48,724)
Balance as at December 31, 2015	31,837,144	$3	$448,069	$(206,540)	$(1,331)	$240,201
Issuance of holdback shares in connection with acquisitions	206,499	-	-	-	-	-
Issuance of common stock, net of repurchases	843,724		5,402	-	-	5,402
Stock-based compensation	-	-	59,750	-	-	59,750
Issuance of common stock in connection with employee stock purchase plan	201,623	-	5,831	-	-	5,831
Income tax benefit from employee stock option exercises	-	-	36	-	-	36
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(8,831)	-	-	(8,831)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	-	-	-	-	(103)	(103)
Change in unrealized loss on derivatives	-	-	-	-	(44)	(44)
Net loss	-	-	-	(70,279)	-	(70,279)
Comprehensive loss	-	-	-	-	-	(70,426)
Balance as at December 31, 2016	33,088,990	$3	$510,257	$(276,819)	$(1,478)	$231,963
Cumulative effect of a change in accounting principle	-	-	2,601	(2,587)	-	14
Issuance of common stock, net of repurchases	951,055	-	15,587	-	-	15,587
Stock-based compensation	-	-	46,670	-	-	46,670
Issuance of common stock in connection with employee stock purchase plan	193,843	-	6,633	-	-	6,633
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(9,642)	-	-	(9,642)
Components of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	-	-	-	-	(202)	(202)
Change in unrealized loss on derivatives	-	-	-	-	1,225	1,225
Net income	-	-	-	22,869	-	22,869
Comprehensive income	-	-	-	-	-	23,892
Balance as at December 31, 2017	34,233,888	$3	$572,106	$(256,537)	$(455)	$315,117

The accompanying notes are an integral part of these consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,869	$(70,279)	$(48,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,857	7,488	4,551
Stock-based compensation	46,670	62,875	50,964
Amortization of acquired intangibles	714	1,408	1,408
Amortization of premiums/accretion of discounts on short-term investments	(25)	238	496
Loss on disposal of equipment	74	267	-
Excess tax benefits from share-based compensation	-	(36)	(165)
Gain on sale of business	(35,871)	-	-
Other	(1,299)	125	-
Changes in operating assets and liabilities:
Accounts receivable, net	(12,964)	(1,520)	(13,605)
Inventory	(93)	(16)	(1,056)
Prepaid expenses and other assets	(1,959)	383	(4,220)
Accounts payable	115	(1,398)	977
Accrued compensation and benefits	5,197	(2,543)	4,510
Accrued and other liabilities	3,378	2,178	3,242
Severance pay, net	58	272	16
Deferred revenue	30,237	23,684	25,482
Deferred tax assets	(802)	(632)	149
Net cash provided by operating activities	67,156	22,494	23,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(130,972)	(129,989)	(89,626)
Proceeds from sales/maturities of short-term investments	117,552	72,453	33,948
Proceeds from sale of business	35,015	-	-
Acquisitions, net of cash acquired	-	(3,914)	-
Net purchases of property and equipment	(13,924)	(16,789)	(8,080)
Change in restricted cash	(384)	(208)	(17)
Net cash provided by (used in) investing activities	7,287	(78,447)	(63,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	19,095	11,233	23,524
Shares withheld for tax withholding on vesting of restricted stock units	(9,642)	(8,831)	(11,464)
Offering costs relating to follow-on public offering	-	(112)	-
Proceeds from follow-on public offering, net of offering costs	-	-	127,853
Settlement of holdback liability	-	(7,157)	-
Excess tax benefits from share-based compensation	-	36	165
Net cash provided by (used in) financing activities	9,453	(4,831)	140,078
Effect of exchange rate changes on cash and cash equivalents	1,299	(125)	(14)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,195	(60,909)	100,156
CASH AND CASH EQUIVALENTS - Beginning of period	107,343	168,252	68,096
CASH AND CASH EQUIVALENTS - End of period	$192,538	$107,343	$168,252
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,409	$1,480	$652
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment incurred but not yet paid	$1,645	$574	$517
Vesting of restricted and early exercised stock options	$-	$-	$767

The accompanying notes are an integral part of the consolidated financial statements.

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia, Europe and North America. The Company is engaged in the development, marketing, sales, service and support of cyber-security solutions that protect data and applications on-premises, in the cloud, and across hybrid environments.

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

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For forward foreign currency exchange contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss resulting from changes in the fair value of the derivative instruments is accounted for in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of stockholders’ equity and reclassified into operating expenses in the consolidated statements of operations in the period or periods during which the hedged transaction affects earnings. As of December 31, 2017, the Company estimated that $0.6 million of net derivative loss included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. The ineffective portion of the gain or loss resulting from the change in fair value is recognized in other income (expense), net in the consolidated statements of operations.

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

Restricted Cash

The Company has restricted cash pledged as collateral representing a security deposit required for facility leases. As of December 31, 2017 and 2016, the Company has classified $2.3 million and $1.9 million, respectively, of security deposit as non-current assets relating to its facility lease arrangements.

Insurance Recoveries Receivable

Insurance recoveries receivable consists of amounts receivable by the Company from insurance recoveries in connection with settlement costs and professional fees. Claims for loss recoveries are generally recognized when a loss event has occurred and recovery is considered probable.

Inventory

Inventory consists of finished goods hardware appliances and related component parts and is stated at the lower of cost or market value where the cost is determined as the lower of an average cost basis or last invoice. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. For the years ended December 31, 2017, 2016 and 2015, the amount of inventory write-downs incurred by the Company were insignificant.

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

The Company completes its annual impairment test during the fourth quarter of each fiscal year. There was no impairment of goodwill recorded for the fiscal year ended December 31, 2017.

Intangible assets consist of purchased technology, customer relationships, trade names and domain names which are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent, and estimated useful lives ranging from seven to ten years as of December 31, 2017. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and acquired intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2017 and 2016, the Company has not written down any of its long-lived assets as a result of impairment.

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

The Company defines each of the four criteria above as follows:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a purchase order or acknowledgment issued pursuant to the terms and conditions of a direct customer end user or distributor or value-added reseller (VAR) agreement and, in limited cases with both distributor/VAR and an end user agreement and/or purchase order

•

Delivery or performance has occurred: The Company uses shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company recognizes product revenue upon transfer of title and risk of loss, which primarily is upon shipment to value-added resellers, distributors or end users. We recognize software license revenue upon transfer of electronic keys to a customer. In most instances, the Company does not have significant obligations for future performance, such as customer acceptance provisions, rights of return or pricing credits, associated with the Company’s sales. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

When the Company is unable to establish the selling price of its non-software deliverables using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for the purposes of allocating the arrangement by reviewing external and internal market factors including, but not limited to, pricing practices including discounting, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller or direct end user) and competition. Additionally, the Company considers historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis. The determination of BESP is made through consultation with and approval by the Company’s management. Selling prices are analyzed on a quarterly basis to identify if the Company has experienced significant changes in its selling prices that would impact our determination of BESP.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the year ended December 31, 2017, 2016 and 2015, we had one customer that represented 12%, 13% and 18% of our total revenue, respectively. The same customer represented 18% and 18% of gross accounts receivable as of December 31, 2017 and 2016 respectively.

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

Retirement Savings Plan

The Company maintains a defined contribution 401(k) retirement savings plan for its U.S. employees. Each participant in the 401(k) retirement savings plan may elect to contribute a percentage of his or her annual compensation up to a specified maximum amount allowed under U.S. Internal Revenue Service regulations. There were no employer contributions to the 401(k) retirement savings plan for the years ended December 31, 2017, 2016 and 2015.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law. The carrying value of the deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date. The Company recognized severance expense related to the Israeli severance pay law during the years ended December 31, 2017, 2016 and 2015 of $1.8 million, $1.6 million, and $1.3 million, respectively.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. The Company is still evaluating the provisions of the Tax Reform and amounts reflected in the financial statements for the year ended December 31, 2017 are provisional. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed in 2018.

Stock-Based Compensation

Compensation costs related to employee restricted stock units (“RSUs”) and stock option grants are based on the fair value of the RSU and options on the date of grant. The Company determines the fair value of RSUs using the closing price of the Company’s stock on the date of grant. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model and the related stock-based compensation expense is generally recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the options, or the vesting period of the respective options.

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

Net Income (Loss) per Share of Common Stock

The Company’s basic net income (loss) per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net income (loss) per share of common stock excludes those shares subject to repurchase as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net income (loss) per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options to purchase common stock, common stock subject to repurchase, and warrants to purchase common stock are considered to be common stock equivalents. Basic and diluted net loss per share of common stock was the same during the years ended December 31, 2016 and 2015 as the inclusion of all potential common shares outstanding was anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on January 1, 2018. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018. The standard will require adoption on a retrospective basis. The new accounting pronouncements will not have a significant impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. The new accounting pronouncements will not have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 regarding ASC Topic 842 "Leases." The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the Company currently believes that the adoption of the ASU may materially affect its Balance Sheet. We are in the process of implementing processes in conjunction with our review of existing lease agreements. We will adopt ASC 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.

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

We will adopt this new standard effective January 1, 2018, and we will use the modified retrospective method of adoption as permitted by the standard. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. We are currently developing our revenue disclosures and enhancing our accounting systems to enable the preparation of such disclosures as well as the implementation of our internal controls.

Based on our initial assessment the new standard will impact the timing of revenue recognition. In the year of adoption, total revenue will be impacted primarily by (a) acceleration of revenue in certain software arrangements where revenue would be recognized ratably under the current standard, but in 2018 would be recognized at a point in time under the new standard, and (b) reduction in revenue from certain arrangements where revenue was deferred in prior periods and would have been recognized ratably in 2018 but will now be recorded as reduction of deferred revenue and a reduction to accumulated deficit. We expect the net impact to revenue to be immaterial in aggregate, however, the exact impact to revenue of the new standard could vary from quarter to quarter depending upon facts and circumstances of revenue arrangements.

We are required to apply the new rules to existing contracts which are not complete as of January 1, 2018, and therefore, upon adoption, we expect to record a cumulative effect adjustment to accumulated deficit as of the adoption date. We are currently in final stages of testing changes to our financial systems to adopt the new standard and quantify this adjustment. We do not expect the cumulative effect adjustment to the deferred revenue balance to be material.

In addition to the above revenue recognition timing impacts, the new standard will require incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized over the contract period. Currently, these costs are expensed as incurred. We expect to record an adjustment to establish an asset and a decrease in accumulated deficit related to the requirement to capitalize incremental contract acquisition costs for customer contracts. Based on an initial assessment of the contract cost guidance included in the new standard, we expect to record an asset upon adoption of approximately $16.0 million related to the incremental cost to obtain contracts for contracts which are not complete as of January 1, 2018. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately five years.

2. Acquisition

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

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$92,030	$-	$-	$92,030
Money market funds	84,144	-	-	84,144
US government agencies	16,367	-	3	16,364
Total	$192,541	$-	$3	$192,538
Short-term investments:
Commercial paper	$699	$-	$-	$699
Corporate debt obligations	123,320	-	488	122,832
US government agencies	43,097	-	114	42,983
Bank deposits	480	-	1	479
Total	$167,596	$-	$603	$166,993

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$63,642	$-	$-	$63,642
Commercial paper	6,995	-	2	6,993
Money market funds	36,708	-	-	36,708
Total	$107,345	$-	$2	$107,343
Short-term investments:
Commercial paper	$14,245	$-	$8	$14,237
Corporate debt obligations	110,062	-	347	109,715
US government agencies	18,998	2	50	18,950
Bank deposits	10,846	1	-	10,847
Total	$154,151	$3	$405	$153,749

The following table sets forth the cost and estimated fair value of short-term investments based on stated effective maturities as of December 31, 2017 (in thousands):

	As of December 31, 2017
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due in 2018	$94,231	$93,980
Due in 2019	73,365	73,013
Total	$167,596	$166,993

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the

Company’s condensed consolidated balance sheets. During the years ended December 31, 2017 and 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$699	$-	$-	$-	$699	$-
Corporate debt obligations	77,715	377	45,117	111	122,832	488
US government agencies	29,093	76	11,461	38	40,554	114
Bank deposits	-	-	479	1	479	1
	$107,507	$453	$57,057	$150	$164,564	$603

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$14,237	$8	$-	$-	$14,237	$8
Corporate debt obligations	78,821	323	29,689	24	108,510	347
US government agencies	11,451	46	3,496	4	14,947	50
	$104,509	$377	$33,185	$28	$137,694	$405

4. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2017 and 2016, by level within the fair value hierarchy (in thousands):

	As of December 31, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$84,144	$-	$-	$84,144
US government agencies	-	16,364	-	16,364
Short-term investments:
Commercial paper	-	699	-	699
Corporate debt obligations	-	122,832	-	122,832
US government agencies	-	42,983	-	42,983
Bank deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	551	-	551
Total financial assets	$84,144	$183,908	$-	$268,052

	As of December 31, 2016
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$-	$6,993	$-	$6,993
Money market funds	36,708	-	-	36,708
Short-term investments:
Commercial paper	-	14,237	-	14,237
Corporate debt obligations	-	109,715	-	109,715
US government agencies	-	18,950	-	18,950
Bank deposits	-	10,847	-	10,847
Total financial assets	$36,708	$160,742	$-	$197,450
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$-	$639	$-	$639

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were comprised of Level II assets, was $6.6 million and $5.1 million as of December 31, 2017 and 2016, respectively.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, include U.S. agency securities, investment-grade corporate bonds, term deposits and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2017 and 2016.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Liability as of December 31,
	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets (accrued and other current liabilities)	$66,560	$551	$60,756	$(639)

Gains (losses) on derivative instruments accounted for as hedges and their classification on the consolidated statement of operations, are presented in the following tables (in thousands):

	Years ended December 31,
	2017	2016	2015
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$5,037	$1,775	$834
Losses recognized in OCI (a)	$(551)	$(1,909)	$(1,399)
Gains recognized from accumulated OCI into net loss (b)	$3,271	$257	$-
Losses recognized from accumulated OCI into net loss (b)	$(10)	$(347)	$(972)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other income (loss), into net loss, of which $499, $(8) and $(107) were recognized within cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively, and $2,762, $(82), and $(865) were recognized within operating expenses for the year ended December 31, 2017, 2016 and 2015, respectively. All amounts are reflected with the respective consolidated statement of operations.

6. Consolidated Balance Sheet Components

Allowance for Doubtful Accounts

The allowance for doubtful accounts is comprised of the following activity (in thousands):

	Years Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts and sales returns reserve, beginning balance	$1,784	$1,438	$215

Allowance for doubtful accounts, beginning balance	$953	$1,115	$215
Charged to costs and expenses, net of recoveries	(334)	315	1,044
Deductions (write-offs)	(467)	(477)	(144)
Allowance for doubtful accounts, ending balance	152	953	1,115
Sales returns reserve, beginning balance	831	323
Charged to revenue	1,702	1,560	677
Deductions (write-offs)	(1,749)	(1,052)	(354)
Sales returns reserve, ending balance	784	831	323
Total allowance for doubtful accounts and sales returns reserve, ending balance	$936	$1,784	$1,438

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2017	2016
Prepaid expenses	$6,001	4,980
Skyfence Escrow Fund Receivable	5,000	-
Prepaid income taxes	1,674	1,559
Interest receivable	808	758
Derivative asset	551	-
Other	860	625
Total prepaid expenses and other current assets	$14,894	$7,922

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2017	2016
Computers and related equipment	$35,885	$25,285
Office furniture and equipment	3,371	3,228
Leasehold improvements	13,492	11,947
Total property and equipment	52,748	40,460
Less: accumulated depreciation and amortization	(27,341)	(18,964)
Total property and equipment, net	$25,407	$21,496

Depreciation and amortization expense totaled $10.9 million, $7.5 million and $4.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2017	2016
Salary and related benefits	$8,824	$9,588
Accrued vacation	4,453	4,178
Accrued incentive payments	9,636	5,942
Accrued restructuring	-	1,132
Total accrued compensation and benefits	$22,913	$20,840

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accrued expenses	$7,516	$4,616
Derivative liability	-	639
Income tax payable	319	435
Short-term deferred rent	844	461
Sales Taxes Payable	2,098	849
Other	640	683
Total accrued and other current liabilities	$11,417	$7,683

Other Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Long-term deferred rent	$2,070	$2,111
Deferred tax liability	333	1,265
Uncertain Tax Positions	3,615	2,446
Other	235	815
Total other liabilities	$6,253	$6,637

7. Goodwill and Acquired Intangible Assets

In February 2017, the Company completed the sale of its assets related to the Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary. The Company allocated goodwill of $1.1 million to the business being disposed of. Additionally, the acquired intangible assets with the carrying value of $4.5 million were derecognized in connection with this transaction. In December 2016, the Company completed the acquisition of Camouflage Software Inc., which $2.5 million was allocated to goodwill and $1.8 million to acquired intangible assets. The Company did not have any goodwill impairments during 2017, 2016 or 2015.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Balance as of January 1	$37,448	$34,972
Goodwill with acquisition of Camouflage Software Inc.	-	2,476
Goodwill disposed with sale of Skyfence	(1,059)	-
Balance as of December 31	$36,389	$37,448

Acquired intangible assets subject to amortization as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$3,753	$(1,216)	$2,537
Customer relationships	480	(71)	409
Trade name and other	280	(42)	238
Total	$4,513	$(1,329)	$3,184

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired Technology	$11,718	$(4,085)	$7,633
Customer relationships	480	-	480
Trade name and other	280	-	280
Total	$12,478	$(4,085)	$8,393

Amortization expense related to acquired intangible assets was $0.7 million for the year ended December 31, 2017. Acquired intangible assets are amortized over their estimated useful lives of 7 to 10 years. Acquired technology, customer relationships, and trade names and other have weighted-average remaining useful lives from the date of purchase of 6 years for all three categories. As of December 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

Acquired
Fiscal Year	Intangibles
2018	$528
2019	528
2020	528
2021	528
2022	528
Thereafter	544
Total expected amortization expense	$3,184

8. Other Income (Expense), net

Other income (expense), net is comprised of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Other Income:
Interest income	$2,792	$1,369	$701
Foreign currency forward contract gains, net	27	9	-
Foreign currency exchange gains, net	1,227	209	5
Total other income	4,046	1,587	706
Other Expense:
Skyfence holdback liability accretion	-	(6)	(212)
Foreign currency exchange losses, net	(2,138)	(708)	(322)
Bank charges and Other expenses	(766)	(950)	(574)
Total other expense	(2,904)	(1,664)	(1,108)
Total other income (expense), net	$1,142	$(77)	$(402)

9. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring from 2018 through 2023. Future minimum payments under these facility operating leases are as follows as of December 31, 2017 (in thousands):

	Operating Leases	Estimated Sublease Income
Year Ending December 31:
2018	$8,295	$687
2019	4,991	-
2020	4,714	-
2021	557	-
2022	309	-
Thereafter	87	-
Total	$18,953	$687

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $6.1 million, and $4.6 million, respectively.

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

As of December 31, 2017 and 2016 the Company has $2.3 million and $1.9 million, respectively, in restricted cash to secure bank guarantees provided to the lessor.

(b) Cancelable Lease Agreement

The Company leases motor vehicles under a cancelable operating lease agreement. The Company has an option to cancel the lease agreement, which may result in penalties in a maximum amount of $0.1 million as of December 31, 2017. Motor vehicle lease expenses for the years ended December 31, 2017, 2016 and 2015 were $4.6 million, $2.7 million and $2.4 million, respectively.

(c) Purchase Commitments

As of both December 31, 2017 and 2016, the Company had purchase commitments of $2.6 million and $3.8 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On April 11, 2014, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. On August 7, 2014, the Court entered an order appointing lead plaintiff and counsel for the purported class. The lead plaintiff filed an amended complaint on October 10, 2014. The lawsuit named us and certain of our current and former officers and purported to bring suit on behalf of those investors who purchased our publicly traded securities between May 2, 2013 and April 9, 2014. The plaintiff alleged that defendants made false and misleading statements about our operations and business and financial results and purported to assert claims for violations of the federal securities laws. The amended complaint sought unspecified compensatory damages, interest thereon, costs incurred in the action and equitable/injunctive or other relief. On January 6, 2015, defendants filed a motion to dismiss the amended complaint. On September 17, 2015, the Court granted defendants’ motion to dismiss with leave to amend. The lead plaintiff filed an amended complaint on January 13, 2016, again naming the same current and former officers, alleging false and misleading statements about our operations and business and financial results, and seeking the same relief.  On February 10, 2016, defendants filed a motion to dismiss the amended complaint. On May 16, 2016, the Court granted the motion in part and denied the motion in part.  On September 7, 2016, defendants filed their operative answer to the amended complaint. In July 2017, with the help of a mediator, the parties reached an agreement in principle to settle the action.  On October 11, 2017, the Court issued an order granting lead plaintiff’s motion for preliminary approval of the settlement. The Court issued an order granting final approval of the settlement, which was funded entirely by the Company’s insurance carriers, on January 31, 2018.

On September 1, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017, we filed a motion to dismiss the action.

On September 1, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, we filed an answer to the amended complaint. The plaintiff’s motion for class certification is due on or before September 7, 2018.  Our opposition is due on or before November 6, 2018. Any reply is due on or before November 20, 2018. A hearing on the motion for class certification has been set for Friday, December 7, 2018.

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

In the opinion of management, liabilities associated with these claims, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of December 31, 2017 and 2016. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. Capital Stock

Common Stock Reserved for Issuance

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2017	2016
Issuance in connection with outstanding stock options	997,674	1,570,765
Issuance in connection with restricted stock units outstanding	2,353,315	1,994,790
Reserved for future stock option and restricted stock unit grants	2,572,922	2,464,181
Reserved for future issuance under the employee stock purchase plan	1,298,442	1,161,396
	7,222,353	7,191,132

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

For fiscal 2017, the PRSUs vest contingent upon the Company’s achievement of an annual contract value of subscription bookings target for fiscal 2017 and total operating expenses for 2017 that are at 110% or less of the internal operating plan.  The amount of PRSUs earned was an aggregate of 74,621 PRSUs to be issued to executives during the quarter ending March 31, 2018.

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

(d) Inducement Stock Option Plans and Agreement and Inducement Restricted Stock Unit Plans and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted Inducement Stock Option Plans and Agreements (the “Inducement Option Plans”) and Inducement Restricted Stock Unit Plans and Agreements (the “Inducement RSU Plans”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, which have a ten-year term, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing an aggregate of 290,000 shares of the Company’s common stock. The RSUs, which expire following settlement, vest at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated.

(e) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan, a non-stockholder approved plan that provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  The Company has reserved 100,000 shares of common stock for issuance under the 2015 Equity Inducement Plan.  No awards have been made under the 2015 Equity Inducement Plan and the entire reserve remains available for grant.  Under the terms of the 2015 Equity Inducement Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years from the date of grant. In August 2017 and December 2017, the Board of Directors amended the Equity Inducement Plan to increase the number of shares available for grant by 100,000 shares and 250,000 shares, respectively.

(f) Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding - December 31, 2014	2,244,363	$33.83	8.27	$38,457
Granted	696,971	$49.20
Exercised or released	(636,424)	$29.44
Cancelled or forfeited	(355,821)	$42.00
Outstanding - December 31, 2015	1,949,089	$39.27	8.09	$47,480
Granted	48,260	$53.59
Exercised or released	(184,737)	$29.24
Cancelled or forfeited	(241,847)	$47.35
Balances - December 31, 2016	1,570,765	$39.64	6.90	$9,226
Granted	-	$-
Exercised or released	(415,022)	$30.02
Cancelled or forfeited	(158,069)	$50.79
Balances - December 31, 2017	997,674	$41.87	5.72	$5,689
Vested and expected to vest - December 31, 2017	997,674	$41.87	5.72	$5,689
Exercisable - December 31, 2017	779,746	$41.11	5.34	$4,958

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $39.70 of the Company’s common stock on December 31, 2017

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2017 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Shares Subject to Stock Options	Weighted Average Exercise Price per Share
$0.02 to $10.70	101,276	3.24	$8.26	101,276	$8.26
$10.71 to $29.10	77,236	5.18	$25.30	60,439	$24.51
$29.11 to $32.50	93,747	6.53	$29.37	42,932	$29.50
$32.51 to $35.50	65,474	4.37	$34.07	64,499	$34.09
$35.51 to $54.50	320,119	6.73	$43.20	232,819	$43.21
$54.51 to $61.50	209,260	4.92	$55.14	190,385	$55.02
$61.51 to $69.50	111,802	6.74	$65.19	76,855	$64.79
$69.51 to $77.50	18,760	7.52	$71.72	10,541	$71.69
	997,674	5.72	$41.87	779,746	$41.11

(g) RSU Activity

A summary of RSU activity for the year ended December 31, 2017, is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2015	1,898,025	$49.53
Granted	1,160,062	$47.42
Granted, performance RSUs	273,900	$51.55
Released	(884,349)	$43.04
Cancelled or forfeited	(452,848)	$49.86
Unvested - December 31, 2016	1,994,790	$51.42
Granted	1,489,189	$43.36
Granted, performance RSUs	301,900	$41.96
Released	(749,845)	$47.18
Cancelled or forfeited	(682,719)	$48.09
Unvested - December 31, 2017	2,353,315	$47.42

(h) Stock-Based Compensation Expense

The Company recognized stock-based compensation expense under the 2011 Stock Option and Incentive Plan, 2003 Stock Plan, Inducement Plans, 2011 Employee Stock Purchase Plan, and the Incapsula 2010 Share Incentive Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$5,290	$4,664	$3,862
Research and development	12,187	14,711	13,831
Sales and marketing	14,696	20,510	16,717
General and administrative	13,822	17,131	16,554
Restructuring charges	675	5,859	-
Total stock-based compensation expense	$46,670	$62,875	$50,964

(i) Determining the Fair Value of RSUs, Performance RSUs, Stock Options, and ESPP

The fair value of RSUs is determined using the closing price of the Company’s stock on the date of grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant.

The fair value of RSUs granted to employees which have multiple performance conditions is determined by the Company using a Monte Carlo simulation model. The key inputs used were the Company’s stock price on the date of grant, the expected volatility, the risk free interest rate and a revenue forecast. The Company updates the estimated expense, at the end of each reporting period. The expense is recognized on an accelerated basis over the requisite service period, which is generally the vesting period of the respective awards.

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

Expected Dividend— The Company has never paid dividends and does not expect to pay dividends.

A summary of the weighted-average assumptions is as follows:

	Years Ended December 31
	2017	2016	2015
Stock option grants:
Dividend rate	-	0%	0%
Risk-free interest rate	-	1.4%	1.8%
Expected term (in years)	-	6.0	6.1
Expected volatility	-	58%	49%
ESPP grants:
Dividend rate	0%	0%	0%
Risk-free interest rate	1.3%	0.5%	0.4%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	49%	58%	65%

The Company did not issue stock option grants for the year ended December 31, 2017. The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2016 and 2015 was $29.23, and $23.75 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees during the years ended December 31, 2016 and 2015 was $1.4 million, and $16.6 million, respectively. The aggregate grant date fair value of the Company’s stock options vested during the years ended December 31, 2016, and 2015 was $11.9 million, and $11.7 million, respectively. The fair value of the Company’s RSUs vested during the year ended December 31, 2017, 2016 and 2015 was $33.2 million, $38.1 million and $31.4 million, respectively.

The aggregate intrinsic value of options exercised under the Plans was $6.2 million, $2.5 million, and $21.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.

As of December 31, 2017, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $83.7 million. As of December 31, 2017, this cost will be amortized to expense over a weighted-average remaining period of 2.6 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Net cash proceeds from the exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan were $9.5 million, $2.4 million, and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was no capitalized stock-based compensation cost during the years ended December 31, 2017, 2016 and 2015. Recognized stock-based compensation tax benefits during the year ended December 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively. There was no stock-based compensation tax benefits recognized during the year ended December 31, 2017.

(j) Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering whereby the Company sold 3,450,000 shares of common stock at a price of $39.00 per share, for aggregate net proceeds of $127.9 million, after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.

11. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Years ended December 31,
	2017			2016			2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)	$(1,428)	$(61)	$(1,489)
Other comprehensive income (loss) before reclassifications	4,486	(202)	4,284	(134)	(103)	(237)	(565)	(249)	(814)
Amounts reclassified to net loss	(3,261)	-	(3,261)	90	-	90	972	-	972
Change in other comprehensive income (loss)	1,225	(202)	1,023	(44)	(103)	(147)	407	(249)	158
Balance at December 31	$160	$(615)	$(455)	$(1,065)	$(413)	$(1,478)	$(1,021)	$(310)	$(1,331)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the years 2017, 2016, and 2015 (in thousands):

	Year ended December 31,
	2017			2016			2015
	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$4,486	$-	$4,486	$(134)	$-	$(134)	$(565)	$-	$(565)
Reclassification adjustments [1]	(3,261)	-	(3,261)	90	-	90	972	-	$972
Unrealized gains (losses) on cash flow hedges, net	1,225	-	1,225	(44)	-	(44)	407	-	407
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(202)	-	(202)	$(103)	-	(103)	$(249)	-	(249)
Unrealized gains (losses) on investments:	(202)	-	(202)	(103)	-	(103)	(249)	-	(249)
Other comprehensive income (loss)	$1,023	$-	$1,023	$(147)	$-	$(147)	$158	$-	$158

[1]	Refer to Note 5 for the affected line items in the consolidated statement of operations

12. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$20,331	$(72,139)	$(50,892)
Foreign	2,999	3,032	2,692
Loss before provision for taxes	$23,330	$(69,107)	$(48,200)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$-	$-	$-
State	56	62	34
Foreign	2,139	1,654	857
Total current provision	2,195	1,716	891
Deferred
Federal	4	130	63
State	13	6	(1)
Foreign	(1,751)	(680)	(271)
Total deferred provision	(1,734)	(544)	(209)
Total	$461	$1,172	$682

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax benefit at federal statutory tax rate	$7,929	$(23,496)	$(16,388)
Tax benefit at state statutory tax rate	67	(1,008)	(499)
Foreign tax rate differential	(123)	57	(826)
Change in federal statutory tax rate and valuation allowance under U.S. Tax Reform	(185)	-	-
Losses not benefitted/(benefitted)	(15,440)	17,701	9,738
Subsidiary earnings taxed in the US	717	-	-
Meals and entertainment	309	222	44
Stock compensation	6,006	7,857	8,492
Foreign exchange (gains) and losses, net	(776)	-	-
Reserve for tax exposure	1,893	-	-
Nondeductible expenses and other	64	(161)	121
Provision for income taxes	$461	$1,172	$682

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

The Company is still evaluating the provisions of the Tax Reform and amounts reflected in the financial statements for the year ended December 31, 2017 are provisional. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed in 2018.

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017.  Accordingly, we have remeasured our U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes will reverse, resulting in a reduction of our net deferred tax assets, by approximately $24.9 million, which is offset by the change in valuation allowance by $25.1 million.  The net impact of $0.2 million of deferred tax benefit is principally related to the remeasurement of our deferred tax liabilities associated with indefinite-lived intangible assets that are deemed to reverse at the new 21% tax rate.  Absent this deferred tax liability, we are in a net deferred tax asset position that is offset by a full valuation allowance.

The Tax Act also includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have not yet completed the analysis of the earnings and profits of our foreign subsidiaries.  However, we estimate that, as a result of foreign tax credits and net operating loss carryforward available to the Company, the impact of the one-time mandatory repatriation tax would not be material.

The Tax Act includes numerous provisions, including the repatriation provisions that would have significant impact of our U.S. deferred tax assets, which are generally subject to a full valuation allowance.  Although we have made a reasonable estimate of the gross amounts of the deferred tax assets disclosed, a final determination of the Tax Act’s impact on the deferred tax assets and related valuation allowance requirements remain incomplete pending a full analysis of the provisions and their interpretations.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation of the utilization of net operating losses generated after fiscal 2018 to 80 percent of taxable income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Reserves and accruals	$2,014	$2,817
Deferred revenue	6,466	10,379
Stock-based compensation	3,747	7,361
Net operating loss carryforwards	35,404	47,452
Loss on OCI	231	370
Depreciation and amortization	565	721
Other	(3)	67
Gross deferred tax assets	48,424	69,167
Valuation allowance	(46,125)	(68,227)
Total deferred tax assets	2,299	940
Deferred tax liabilities:
Stock-based compensation	-	(21)
Depreciation and amortization	(610)	(964)
Total deferred tax liabilities	(610)	(985)
Net deferred tax liability	$1,689	$(45)

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets and Imperva Israel net operating loss generated. The Company’s valuation allowance (decreased) increased by ($22.1) million, $14.8 million, and $13.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $142.9 million and $70.9 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2037 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2018 through 2037.

Net operating loss carryforwards reflected above may be subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. For fiscal years 2017, 2016, and 2015 the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $20.5 million, $9.7 million and $13.6 million, respectively. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance at January 1	$2,282	$1,154	$672
Additions based on tax positions taken during the current period	2,047	761	401
Reductions based on tax positions taken during the prior period	(28)	(42)	(50)
Additions based on tax positions taken during a prior period	-	409	131
Decrease related to lapse of applicable statute of limitations	(181)	-	-
Balance at December 31	$4,120	$2,282	$1,154

As of December 31, 2017, 2016 and 2015, the Company had gross unrecognized tax benefits of approximately $4.1 million, $2.3 million and $1.2 million, respectively, all of which would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2017 and 2016, the Company accrued interest of $0.1 million and $0.2 million in income tax expense, respectively.

The Company's material income tax jurisdictions are the United States (federal), California and Israel. The Israeli Tax Authorities have now settled the audit of income tax returns of the Israeli subsidiary for the tax years 2006 through 2010. As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2002 and forward for federal purposes and 2008 and forward for California purposes.  The Israeli Tax Authorities have settled the audit of income tax returns of the Israeli subsidiaries for the tax years 2006 through 2010. The Israeli tax authorities issued assessment orders to court for 2011 and 2012 tax years.  Tax years 2013 onwards are open for examination.

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

The Company’s services revenue was comprised of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Maintenance and support	$91,300	$80,007	$66,380
Professional services and training	13,918	13,693	14,084
Subscriptions	119,376	83,957	46,271
Total net services revenue	$224,594	$177,657	$126,735

The Company’s revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$146,215	$143,607	$141,225
EMEA	63,884	50,838	47,429
APAC	63,959	48,391	30,180
Other	47,658	21,619	15,464
Total net revenue	$321,716	$264,455	$234,298

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2017	2016	2015
United States	$23,697	$20,525	$9,913
Israel	4,640	9,344	10,224
Other	254	20	18
Total long-lived assets	$28,591	$29,889	$20,155

14. Net Income (Loss) per Share

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

The table below shows the reconciliation of the basic and diluted shares:

	Years Ended December 31,
	2017	2016	2015
Weighted average number of shares outstanding:
Basic	33,724	32,284	29,849
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	514	-	-
Diluted	34,238	32,284	29,849

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$22,869	$(70,279)	$(48,882)
Shares used in computing earnings
Basic	33,724	32,284	29,849
Diluted	34,238	32,284	29,849
Earnings per share:
Basic	$0.68	$(2.18)	$(1.64)
Diluted	$0.67	$(2.18)	$(1.64)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2017	2016	2015
Stock options to purchase common stock	259,744	1,570,765	1,949,089
Restricted stock units for common stock	95,794	1,994,790	1,898,025
Restricted stock issued in connection with Skyfence acquisition	-	110,897	118,961

15. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. The escrow will be released in June 2018. This escrowed amount is recorded in prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2017, and represents a noncash item in our consolidated statement of cash flows. As a result of the sale, the Company recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

The following table presents the carrying amounts of Skyfence immediately preceding the disposition on February 23, 2017:

(dollars in thousands)
Assets
Prepaid and other current assets	46
Property and equipment, net	219
Goodwill	1,058
Acquired intangible assets, net	4,496
Total assets	$5,819
Liabilities:
Accounts payable	$104
Accrued and other current liabilities	117
Deferred revenue	1,454
Total liabilities	$1,675

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

	Years Ended December 31,
	2017	2016
	(dollars in thousands)
Operating loss	$(3,567)	$(24,693)
Loss before taxes	(3,648)	$(24,693)
Net loss	(3,659)	(24,693)

16. Subsequent Event

In January 2018, we implemented a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. We expect to incur restructuring charge during the first quarter of 2018 of $2.3 million to $2.9 million, substantially all of which are for cash severance costs. These actions are expected to be substantially completed by the end of the first quarter of 2018 and we do not expect material costs associated with the activity in future periods.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fourth quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 58.

(2) Financial Statement Schedules:

No financial statement schedules are filed as part of this report because the information required to be in the schedules (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedules, or (iii) is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Restated Certificate of Incorporation of Imperva, Inc., as currently in effect.	S-1/A	333-175008	3.3	10/28/11

3.2	Amended and Restated Bylaws of Imperva, Inc., as currently in effect.	8-K	001-35338	3.1	12/20/2017

4.1	Specimen Certificate Evidencing Shares of Imperva, Inc. common stock.	S-1/A	333-175008	4.1	10/28/11

10.1#	2011 Stock Option and Incentive Plan and subplan and form agreements thereunder.	8-K	001-35338	99.2	7/27/17

10.2#	2011 Employee Stock Purchase Plan.	S-1/A	333-175008	10.19	10/28/11

10.3#	2015 Equity Inducement Plan, as amended, and forms of agreements and subplan thereunder.	S-8	333-222380	99.1	1/2/18

10.4#	Form of Inducement Stock Option Plan and Agreement between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.5	8/18/14

10.5#	Form of Inducement Restricted Stock Unit Plan and Agreement between Imperva, Inc. and Anthony J. Bettencourt.	8-K	001-35338	10.6	8/18/14

10.6#	Form of Amended and Restated Indemnification Agreement.	S-1/A	333-175008	10.4	10/28/11

10.7#	Imperva, Inc. Severance Plan.	8-K	001-35338	99.7	8/10/17

10.8#	Offer Letter, dated August 10, 2017, between Imperva, Inc. and Christopher Hylen.	8-K	001-35338	99.2	8/10/17
10.9#	Offer Letter, dated September 30, 2014, between Imperva, Inc. and Michael Mooney.	10-Q	001-35338	10.1	5/11/15

10.10#	Offer Letter, dated January 2, 2018, between Imperva, Inc. and Mike Burns.	8-K	001-35338	99.2	1/2/18

10.11#	Offer Letter, dated August 13, 2014, between Imperva, Inc. and Anthony Bettencourt.	8-K	001-35338	10.1	8/18/14
10.12#	Offer Letter, dated June 10, 2011, between Imperva, Inc. and Trâm Phi.	10-Q	001-35338	10.01	5/11/12

10.13#	Offer Letter, dated December 12, 2014 between Imperva, Inc. and Sunil D. Nagdev.	10-K	001-35338	10.15	2/26/2016

10.14#	Imperva, Inc. Change in Control Plan and Form Notice of Participation.	10-K	001-35338	10.26	3/28/12

10.15#	Imperva, Inc. 2018 Senior Management Bonus Plan.					X

10.16†	OEM Agreement, dated September 9, 2009, between Imperva, Inc., Imperva, Ltd. and American Portwell Technology Inc.	S-1	333-175008	10.11	6/17/11

10.17†	First Amendment to OEM Agreement dated as of June 14, 2012 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/13/12

10.18†	Second Amendment to OEM Agreement dated as of January 23, 2013 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-K	001-35338	10.17	3/15/13

10.19†	Third Amendment to OEM Agreement dated as of May 22, 2014 among Imperva, Inc., Imperva, Ltd. and American Portwell Technology.	10-Q	001-35338	10.1	8/8/14

10.20	Lease Agreement, dated February 6, 2008, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.13	6/17/11

10.21	First Amendment to Lease (Relocation), dated February 12, 2010, between Westport Office Park, LLC and Imperva, Inc.	S-1	333-175008	10.14	6/17/11

10.22	Second Amendment to Lease (Expansion) effective as of May 16, 2012 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.2	5/30/12

10.23	Third Amendment to Lease effective as of August 22, 2012 between Westport Office Park, LLC and Imperva, Inc.	10-Q	001-35338	10.1	11/13/12
10.24	Fourth Amendment to Lease (Expansion) effective as of May 6, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	5/12/15
10.25	Fifth Amendment to Lease (Expansion) effective as of October 28, 2015 between Westport Office Park, LLC and Imperva, Inc.	8-K	001-35338	10.1	10/29/15
10.26	Sixth Amendment to Lease effective as of October 28, 2015 between Westport Office Park, LLC and Imperva. Inc.	8-K	001-35338	10.1	10/29/15

10.27	Seventh Amendment to Lease effective as of March 9, 2016 between Westport Office Park, LLC and Imperva. Inc.	10-Q	001-35338	10.1	5/9/16

10.28	Eighth Amendment to Lease effective as of September 29, 2017 between Westport Office Park, LLC and Imperva. Inc.	10-Q	001-35338	10.4	11/9/17

21.1	Subsidiaries of Imperva, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on February 23, 2018, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERVA, INC.

By:	/s/ Christopher S. Hylen	By:	/s/ Mike Burns
	Christopher S. Hylen		Mike Burns
	President and Chief Executive Officer		Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher S. Hylen and Mike Burns as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan Tessler	Chairman of the Board	February 23, 2018
Allan Tessler

/s/ Christopher S. Hylen	President, Chief Executive Officer	February 23, 2018
Christopher S. Hylen	(Principal Executive Officer)

/s/ Mike Burns	Chief Financial Officer	February 23, 2018
Mike Burns	(Principal Accounting and
Financial Officer)

/s/ Geraldine Elliott	Director	February 23, 2018
Geraldine Elliott

/s/ Albert Pimentel	Director	February 23, 2018
Albert Pimentel

/s/ Roger Sippl	Director	February 23, 2018
Roger Sippl

/s/ Randall Spratt	Director	February 23, 2018
Randall Spratt

/s/ James Tolonen	Director	February 23, 2018
James Tolonen