Form 10-Q
period 2018-03-31
IMPERVA INC
filed 2018-05-09
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of April 18, 2018: 34,694,179 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,274	$192,538
Short-term investments	164,535	166,993
Restricted cash	51	52
Accounts receivable, net of allowance of $1,121 and $936 as of March 31, 2018 and December 31, 2017, respectively	59,218	75,535
Deferred costs, current	4,452	-
Inventory	162	617
Prepaid expenses and other current assets	16,331	14,894
Total current assets	459,023	450,629
Property and equipment, net	23,693	25,407
Goodwill	36,389	36,389
Intangible assets, net	3,052	3,184
Severance pay fund	6,418	6,554
Restricted cash	2,332	2,284
Deferred tax assets	2,744	2,022
Other assets including non-current deferred cost	15,455	1,593
TOTAL ASSETS	$549,106	$528,062
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,514	$5,869
Accrued compensation and benefits	24,876	22,913
Accrued and other current liabilities	10,576	11,417
Deferred revenue, current	121,818	126,174
Total current liabilities	162,784	166,373
Other non-current liabilities	6,170	6,253
Deferred revenue	34,575	33,081
Long-term accrued severance pay	7,316	7,238
TOTAL LIABILITIES	210,845	212,945
Commitments and contingencies (See note 6)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value - 145,000,000 shares authorized, 34,733,955 and 34,233,888 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	586,365	572,106
Accumulated deficit	(246,845)	(256,537)
Accumulated other comprehensive loss	(1,262)	(455)
TOTAL STOCKHOLDERS' EQUITY	338,261	315,117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$549,106	$528,062

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net revenue:
Products and license	$20,512	$19,578
Services	63,732	52,730
Total net revenue	84,244	72,308

Cost of revenue:
Products and license	2,274	1,932
Services	16,566	13,020
Total cost of revenue	18,840	14,952
Gross profit	65,404	57,356
Operating expenses:
Research and development	19,157	17,450
Sales and marketing	39,531	37,124
General and administrative	15,270	13,536
Restructuring charges	2,551	667
Amortization of intangible assets	132	317
Total operating expenses	76,641	69,094
Loss from operations	(11,237)	(11,738)
Gain on sale of business	-	35,871
Other income (loss), net	977	(92)
(Loss) income before provision for income taxes	(10,260)	24,041
Income tax (benefit) expense	(479)	958
Net (loss) income	$(9,781)	$23,083
Earnings per share:
Basic	$(0.28)	$0.70
Diluted	$(0.28)	$0.68
Shares used in computing earnings per share:
Basic	34,457	33,207
Diluted	34,457	33,771

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net (loss) income	$(9,781)	$23,083
Other comprehensive (loss) gain, net of tax:
Net change in net unrealized (loss) gain on investments	(396)	28
Net change in unrealized (loss) gain on hedging instruments	(411)	1,729
Total other comprehensive (loss) income, net of tax	(807)	1,757
Comprehensive (loss) income	$(10,588)	$24,840

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2018
Balance as at January 1, 2018	34,233,888	$3	$572,106	$(256,537)	$(455)	$315,117
Cumulative effect of a change in accounting principle	-	-	-	$19,473	-	$19,473
Issuance of common stock under employee equity plans, net of repurchases	500,067	-	5,293	-		$5,293
Stock-based compensation	-	-	14,637	-	-	14,637
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(5,671)	-	-	(5,671)
Component of other comprehensive income (loss), net of tax
Change in unrealized (loss) on investments	-	-	-	-	(396)	(396)
Change in unrealized (loss) on hedging instruments	-	-	-	-	(411)	(411)
Net loss	-	-	-	(9,781)		(9,781)
Comprehensive loss						(10,588)
Balance as at March 31, 2018	34,733,955	$3	$586,365	$(246,845)	$(1,262)	$338,261

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the three months ended March 31, 2017
Balance as at January 1, 2017	33,088,990	3	510,257	(276,819)	(1,478)	231,963
Cumulative effect of a change in accounting principle	-	-	2,601	(2,587)	-	14
Issuance of common stock under employee equity plans, net of repurchases	365,552	-	7,149	-	-	7,149
Stock-based compensation	-	-	13,610	-	-	13,610
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(4,632)	-	-	(4,632)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	28	28
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	1,729	1,729
Net income	-	-	-	23,083	-	23,083
Comprehensive income						24,840
Balance as at March 31, 2017	33,454,542	$3	$528,985	$(256,323)	$279	$272,944

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,781)	$23,083
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,111	2,376
Amortization of deferred costs	1,041	-
Stock-based compensation	14,637	13,610
Amortization of acquired intangibles	132	317
Amortization of premiums/accretion of discounts on short-term investments	(387)	(91)
Gain on sale of business	-	(35,871)
Other adjustments	34	(646)
Changes in operating assets and liabilities:
Accounts receivable, net	16,317	17,689
Inventory	439	110
Deferred costs	(3,626)	-
Prepaid expenses and other assets	(1,529)	(910)
Accounts payable	497	(804)
Accrued compensation and benefits	1,963	2,265
Accrued and other liabilities	(399)	1,169
Severance pay (net)	214	295
Deferred revenue	700	(3,869)
Deferred tax assets	(861)	(227)
Net cash provided by operating activities	22,502	18,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	11,704	28,521
Purchase of short-term investments	(9,255)	(51,130)
Proceeds from sale of business	-	35,015
Net purchases of property and equipment	(2,792)	(1,949)
Net cash (used in) provided by investing activities	(343)	10,457
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	5,293	4,026
Shares withheld for tax withholding on vesting of restricted stock units	(5,671)	(4,632)
Net cash used in financing activities	(378)	(606)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	646
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,783	28,993
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	194,874	109,295
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$216,657	$138,288
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$233	$2,205

See Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The Company has prepared the accompanying Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 23, 2018 (the “Annual Report”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company primarily sells products and services through channel partners, including distributors and resellers, which sell to end-user customers.  For the three months ended March 31, 2018, there was no significant customer which represented 10% or more of the Company’s total revenue. For the three months ended March 31, 2017, one customer represented 11% of the Company’s total revenue. As of March 31, 2018, no customer represented 10% or more of the Company’s accounts receivable balance. As of December 31, 2017, one customer represented 18% of the Company’s total accounts receivable balance.

Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification or ASC 606). ASC 606 supersedes the revenue recognition requirements in Revenue Recognition (ASC 605), and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to ASC 606 and Subtopic 340-40 as the “new standard”.

The Company adopted the new standard as of January 1, 2018, utilizing the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. As a result, the Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity on January 1, 2018. The comparative information has not been adjusted and continues to be reported under ASC 605. The details of the new policy with significant changes and quantitative impact of the changes are described in a separate note below.

In May 2017, FASB issued an ASU 2017 - 09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies and eliminates the diversity of practice as to when a Company must account for the effects of a stock modification. In accordance with the guidance an entity should account for the effects of a modification unless all the following criteria are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company has adopted this guidance in Q1’18. The Company noted the adoption of this ASU did not have any material impact on the condensed consolidated financial statements in the current period and is not expected to have material impacts in future periods as well.

The Company adopted ASU 2016-18, “Restricted Cash,” and ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” on January 1, 2018 using the modified retrospective method as of the date of adoption. During the three months ended March 31, 2018. ASU 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its condensed consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified. We adopted these accounting standards retrospectively and, accordingly, certain line items in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation. The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards (in thousands):

	Quarter Ended
	March 31, 2018	March 31, 2017
	As Reported	As Reported	As previously Reported
Change in restricted cash	-	-	$(18)
Net cash provided by (used in) investing activities	(343)	$10,457	10,439
NET INCREASE (DECREASE)	21,783	28,993	28,975
Balance at beginning of period*	194,874	109,295	107,343
Balance at end of period*	216,657	138,288	136,318

*: Amounts in As Reported column include cash, cash equivalents and restricted cash as required. Amounts in the As Previously Reported column reflect only cash and cash equivalents.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted under certain scenarios. The impact of this accounting standard update will be fact dependent. The provision of ASU No. 2017-01 did not have a material impact on the accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018 the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In August 2017, FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective beginning January 1, 2020 on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. The Company does not anticipate a material impact to the condensed consolidated financial statements once implemented.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 regarding ASC 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the Company currently believes that the adoption of the ASU may materially affect its Balance Sheet.

Revenue from Contracts with Customers

The reported results for three month period ended March 31, 2018 reflect the application of the new revenue standard while the reported results for three month period ended March 31, 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of the new revenue standard represents a change in accounting principle with the intent to align revenue recognition with the delivery of products and services and provide financial statement readers with enhanced disclosures. In accordance with the new revenue standard, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products and services either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products and services, the Company must apply judgment to determine whether promised products and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised products and services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. None of the Company's contracts as of March 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past standalone transactions, the Company estimates the standalone selling price taking into account available information such as past transactions, market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised products and services to a customer.

Revenue Recognition

The Company derives revenue from two sources: (i) products and license revenue, which includes hardware and perpetual software license revenue and (ii) services revenue, which includes subscription arrangements, maintenance and support, professional services and training. Substantially all of product and license sales have been sold in combination with maintenance and support services.

At contract inception, the Company assesses the products and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product or service (or bundle of products or services) that is distinct – i.e., if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer.

Taxes collected from customers and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of revenues.

In rare situations, we may agree to accept a lower consideration than the contractual price. We account for such situations as variable consideration and estimate future price reductions based on our historical experience. The impact of such price reductions on our revenue for the three month period ended March 31’st 2018 was not significant.

Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer (the “allocation objective”). If the allocation objective is met at contractual prices, no further allocations are made. Otherwise, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis.

In order to determine the standalone selling price of its promised goods or services, the Company conducts a regular analysis to determine whether its goods or services have an observable standalone selling price. In determining observable standalone selling price, the Company requires that a substantial majority of the standalone selling prices for a good or service fall within a reasonably narrow pricing range. If the Company does not have a directly observable standalone selling price for a particular good or service, then the Company estimates a standalone selling price by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups, and the geographies in which the Company offers its products and services. The determination of standalone selling price is made through consultation with and approval by the Company’s management. Selling prices are analyzed on a quarterly basis to identify if the Company has experienced significant changes in its selling prices.

The upfront payment pattern relative to the delivery of subscription, maintenance and services and associated revenue recognition generates significant deferred revenue. The Company refers to contract liabilities as "deferred revenue" on the condensed consolidated financial statements and related disclosures.

The following describes the nature of the Company’s primary types of revenues and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.

Products and License Revenue

Product and license revenue consists of hardware and perpetual software license sales. Hardware revenue is recognized at a point in time upon delivery.

The Company’s perpetual software licenses sold without hardware generally have significant stand-alone functionality to the customer upon delivery and are considered functional intellectual property (“IP”). Revenue allocated to perpetual software licenses is typically recognized at a point in time upon delivery of the license.

Service Revenue

Services revenue consists of subscription arrangement, maintenance and support, professional services, and training. Subscription services are offered under renewable, fee-based contracts, which provide access to the Incapsula service and certain functionality within SecureSphere platform. Payments for subscription services are typically due monthly/quarterly/annually in advance. Subscription services are viewed as a stand-ready performance obligation that is satisfied over time and typically have a term of one to three years. Unearned subscription revenue is included in deferred revenue.

Maintenance and support arrangements are offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Payments for maintenance and support are typically due annually in advance. Maintenance and support services are viewed as a stand-ready performance obligation that is satisfied over time and typically have a term of one to three years. Unearned maintenance and support revenue is included in deferred revenue.

Professional services revenue consists of fees the Company earns related to implementation and consulting services. The Company’s professional services typically are considered distinct from the related software or subscription services as the promise to transfer the software or subscription can be fulfilled independently from the promise to deliver the implementation and consulting services (i.e., customer receives standalone functionality from the license or subscription and the customer obtains the intended benefit of the license or subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service.

Training services revenue consists of fees the Company earns related to training customers and partners on the use of its products. Training services are distinct performance obligations recognized upon delivery of the training.

Deferred Costs

The Company capitalizes contract origination costs that are incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and amortized over a benefit period of 5 years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. The Company applies the practical expedient to expense costs as incurred if the expected amortization period was 1 year or less. This applies to sales commissions for renewal contracts which would be deferred and then amortized over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Allocating the Transaction Price to Performance Obligations

For certain arrangements with multiple deliverables, the Company previously allocated the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements (e.g., maintenance and support for the software element) were also included in the arrangement, the Company allocated the arrangement fee to each of those software and software-related elements as a group. After such allocations were made, the amount of the arrangement fee allocated to the software and software-related elements was accounted for using the residual method. Under the new standard, the total transaction price is allocated to each performance on a relative standalone selling price basis, irrespective of whether the performance obligations would have been previously categorized as software or non-software elements.

Deferred Revenue and Contingent Revenue

The Company previously limited the amount of revenue recognized for delivered elements to the amount that was not contingent on the future delivery of products or services, or subject to the Company’s future performance obligation. Under the new standard, there is no requirement to limit the allocated transaction price to non-contingent amounts.

There have been no other material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Adoption Date Impact

The following tables summarize the impacts of adopting the new standard on the Company’s condensed consolidated financial statements as of adoption on January 1, 2018. Select condensed consolidated balance sheet line items that reflect the adoption of the new standard are as follows (in thousands):

	As reported on December 31, 2017	Impact of adoption	As adjusted on January 1, 2018
ASSETS
Deferred costs, current	-	$3,755	$3,755
Other assets including non-current deferred cost	1,593	12,156	13,749

LIABILITIES
Deferred revenue, current	126,174	(4,159)	122,015
Deferred revenue	33,081	597	33,678

STOCKHOLDERS' EQUITY
Accumulated deficit	$(256,537)	$19,473	$(237,064)

The deferred cost balance as of January 1, 2018 represents the incremental cost to obtain contracts for contracts which were not complete as of the adoption date, that were expensed pursuant to the previous accounting policy, but require capitalization under the new standard.

The deferred revenue balance decreased as of January 1, 2018 primarily due to impacts from application of revised Standalone Selling Price (SSP) methodologies, and due to certain hybrid pricing models, more specifically our FlexProtect hybrid licensing program, which was delivered prior to January 1, 2018. Under the previous guidance the entire transaction fee was recognized ratably, however the new standard requires upfront recognition of a portion of the transaction price allocated to the functional license delivered at the inception of the arrangement.

Current Period Impact

The following tables summarize the impacts of adopting the new standard on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018. Select consolidated balance sheet line items that reflect the adoption of the new standard are as follows:

	March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
ASSETS
Deferred cost, current	$4,452	$(4,452)	-
Other assets including non-current deferred cost	15,455	(14,043)	1,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue, current	121,818	4,402	126,220
Deferred revenue	34,575	204	34,779

STOCKHOLDERS' EQUITY
Accumulated deficit	$(246,845)	$(23,101)	$(269,946)

Select Condensed Consolidated Statement of operations line items for the three months ended March 31, 2018 that reflect the adoption of the new standard are as follows:

	Three months ended March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Net revenue:
Products and license	$20,512	$(234)	$20,278
Services:
Subscriptions	34,953	86	35,039
Maintenance and Support	25,226	(958)	24,268
Professional services and training	3,553	62	3,615
Total services	63,732	(810)	62,922
Total net revenue	84,244	(1,044)	83,200
Operating expenses:
Sales and marketing	39,531	2,585	42,116
Loss from operations	(11,237)	(3,629)	(14,866)
Net loss	(9,781)	(3,629)	(13,410)
Net loss per share of common stock stockholders, basic and diluted	$(0.28)	$(0.11)	$(0.39)

Select Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 that reflect the adoption of the new standard are as follows: (in thousands)

	Three months ended March 31, 2018
Statement of Cash Flows	As reported	Adjustments	Balance without adoption of Topic 606
Net loss	$(9,781)	$(3,629)	$(13,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred costs	1,041	(1,041)	-
Changes in operating assets and liabilities:
Deferred costs	(3,626)	3,626	-
Deferred revenue	700	1,044	1,744
Net cash provided by operating activities	$22,502	$-	$22,502

Disaggregation of Revenue

The Company’s revenue was comprised of the following major product and service lines (in thousands):

	Three months ended March 31
	2018	2017
Major product/service lines
Products and licenses	$20,512	$19,578
Services:
Subscriptions	34,953	27,252
Maintenance and support	25,226	21,980
Professional services and training	3,553	3,498
Total services revenue	63,732	52,730
Total revenue	$84,244	$72,308

The company’s revenue by geographic region based on the customer’s location is presented in footnote 10.

The following table presents the Company’s revenue by timing of revenue recognition (in thousands):

	Three months ended March 31
	2018	2017
Timing of revenue recognition
Products and services transferred at a point in time	$20,512	$19,578
Products and services transferred over time	63,732	52,730
Total revenue	$84,244	$72,308

Deferred Revenue

The following table provides information about deferred revenues from contracts with customers (in thousands).

As of March 31, 2018
Deferred Revenue (current)	$121,818
Deferred Revenue	34,575
Total Deferred Revenue	$156,393

The deferred revenue balance includes customer deposits of $0.9 million, primarily related to cancellable professional services which were billed in advance.

Standard payment terms to customers range from 30 to 90 days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for products and services in advance of our delivery of the related products or services; in other cases, payment is due as services are performed or in arrears following the delivery of the related products or services. Unbilled revenues primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date and typically relate to professional services. The unbilled revenues are transferred to receivables when the rights become unconditional. Deferred revenue relates to the advance consideration received from customers, which precedes our performance to satisfy the associated performance obligation(s). The Company’s deferred revenue primarily result from customer payments received upfront for subscription, maintenance and support on software licenses and certain fixed fee professional services because these performance obligations are satisfied over time.

$46.4 million of services revenue was recognized during the three months ended March 31, 2018 that was included in the deferred revenue balances at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized over time related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 (in thousands).

	Remainder of 2018	2019	2020	2021	Thereafter

Performance obligations transferred over time	$109,260	$31,104	$12,816	$2,019	$1,194
Total net revenue	$109,260	$31,104	$12,816	$2,019	$1,194

Amortization of Deferred Costs

Deferred costs primarily consist of capitalized incremental contract origination costs and were $18,495 and $15,911 as of March 31, 2018 and January 1, 2018 respectively. For the three months ended March 31, 2018, amortization costs of $1,041 were recorded, and there were no impairments of deferred costs.

2. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017	As of December 31, 2016
Cash and cash equivalents	$214,274	$192,538	$136,318	$107,343
Restricted cash included in Current assets	51	52	72	68
Restricted cash included in Non-current assets	2,332	2,284	1,898	1,884
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$216,657	$194,874	$138,288	$109,295

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in commercial paper, money market funds, corporate debt obligations and various deposit accounts. Restricted cash represents bank deposits to secure bank guarantees provided to its lessors for its operating lease arrangements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$110,746	-	-	$110,746
Commercial paper	3,995	-	2	3,993
Money market funds	84,081	-	-	84,081
US government and US government agencies	15,455	-	1	15,454
Total	$214,277	-	$3	$214,274
Short-term investments:
Commercial paper	-	-	-	-
Corporate debt obligations	118,628	-	799	117,829
US government and US government agencies	46,426	-	199	46,227
Bank deposits	480	-	1	479
Total	$165,534	-	$999	$164,535

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$92,030	-	-	$92,030
Commercial paper	-	-	-	-
Money market funds	84,144	-	-	84,144
US government and US government agencies	16,367	-	3	16,364
Total	$192,541	-	$3	$192,538
Short-term investments:
Commercial paper	$699	-	-	$699
Corporate debt obligations	123,320	-	488	122,832
US government and US government agencies	43,097	-	114	42,983
Bank deposits	480	-	1	479
Total	$167,596	-	$603	$166,993

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of March 31, 2018 (in thousands):

	As of March 31, 2018
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$110,202	$109,734
Due within two years	55,332	54,801
Total	$165,534	$164,535

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2018 and 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper			$-	$-	$-	$-
Corporate debt obligations	47,967	492	69,863	307	117,830	799
US government and US government agencies	34,753	173	11,473	26	46,226	199
Bank deposits			479	1	479	1
	$82,720	$665	$81,815	$334	$164,535	$999

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$699	$-	$-	$-	$699	$-
Corporate debt obligations	77,715	377	45,117	111	122,832	488
US government and US government agencies	29,093	76	11,461	38	40,554	114
Bank deposits	-	-	479	1	479	1
	$107,507	$453	$57,057	$150	$164,564	$603

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three months ended March 31, 2018.

The Company’s cash equivalents and short-term investment instruments are classified within Level I or Level II of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include mutual funds and money market securities, and are generally classified within Level I of the fair value hierarchy. The types of instruments valued based on quoted prices in less active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability include U.S. agency securities, investment-grade corporate bonds, bank deposits, and commercial paper. Such instruments are generally classified within Level II of the fair value hierarchy.

The Company executes its foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level II of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	As of March 31, 2018
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$84,081	-	-	$84,081
Commercial paper	-	3,993	-	3,993
US government and US government agencies	-	15,454	-	15,454
Short-term investments:
Commercial paper	-	-	-	-
Corporate debt obligations	-	117,829	-	117,829
US government and US government agencies	-	46,227	-	46,227
Bank deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	175	-	175
Total financial assets	$84,081	$184,157	-	$268,238

	As of December 31, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$84,144	$-	$-	$84,144
US government and US government agencies		16,364		16,364
Short-term investments:
Commercial paper	-	699	-	699
Corporate debt obligations	-	122,832	-	122,832
US government and US government agencies	-	42,983	-	42,983
Bank deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	551	-	551
Total financial assets	$84,144	$183,908	$-	$268,052

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, totaling $6.4 million and $6.6 million as of March 31, 2018 and December 31, 2017, respectively comprised of Level II assets.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$48,495	$175	$66,560	$551

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended March 31
	2018	2017
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$356	$2,887
Losses recognized in OCI (a)	$(510)	-
Gains recognized from accumulated OCI into net income (b)	$257	$206
Losses recognized from accumulated OCI into net income (b)	$-	$(5)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income, of which $84 and $173 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2018; $14 and $187 were recognized within cost of sales and operating expenses, respectively, for the three months ended March 31, 2017. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.

The Company did not have any goodwill impairments during three months ended March 31, 2018 and 2017.

The changes in the carrying amount of goodwill for the period ended March 31, 2018 were as follows (in thousands):

Balance as of January 1	$36,389
Changes during the three month period	-
Balance as of March 31	$36,389

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset cannot be reliably determined. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2018 and 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of March 31, 2018
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	5.8	$3,753	$(1,321)	$2,432
Customer relationships	5.7	480	(90)	390
Trade name and other	5.7	280	(50)	230
Total acquired intangibles	5.7	$4,513	$(1,461)	$3,052

	As of December 31, 2017
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	6.0	$3,753	$(1,216)	$2,537
Customer relationships	6.0	480	(71)	409
Trade name and other	6.0	280	(42)	238
Total acquired intangibles	6.0	$4,513	$(1,329)	$3,184

As of March 31, 2018, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2018 (remaining 9 months)	397
2019	529
2020	529
2021	529
Thereafter	1,068
Total expected amortization expense	$3,052

6. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2023. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases are as follows as of March 31, 2018 (in thousands):

	Operating Leases	Estimated Sublease Income
Period Ending March 31:
2018 (remaining 9 months)	4,350	515
2019	5,003	-
2020	4,714	-
2021	557	-
Thereafter	396	-
Total	$15,020	$515

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2018 and 2017 was $1.7 million and $1.6 million, respectively.

In connection with leases of office space, the Company may receive tenant improvement allowances from lessors for certain improvements the Company makes to the leased properties. The Company records the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three months ending March 31, 2018 and 2017, the Company did not receive any tenant improvement allowances.

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

As of March 31, 2018 and December 31, 2017 the Company had $2,332 thousand and $2,284 thousand, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreements

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of March 31, 2018. Motor vehicle lease expenses for the three months ended March 31, 2018 and 2017 were $1.2 million and $0.7 million, respectively.

(c) Purchase Commitments

As of March 31, 2018 and December 31, 2017, the Company had purchase commitments of $2.5 million and $2.6 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On August 25, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017, we filed a motion to dismiss the action. On April 9, 2018, the Court granted the motion, dismissing several claims with prejudice and giving plaintiff thirty days to file an amended complaint with regards to the remaining claims.

On August 25, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, we filed an answer to the amended complaint. The plaintiff’s motion for class certification is due on or before September 7, 2018.  Our opposition is due on or before November 6, 2018. Any reply is due on or before November 20, 2018. A hearing on the motion for class certification has been set for Friday, December 7, 2018.

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

In the opinion of management, liabilities associated with these claims from third parties, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of March 31, 2018 and December 31, 2017. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, condensed consolidated financial position, results of operations or cash flows.

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

7. Stockholders’ Equity and Employee Stock Plans

(a) Preferred Stock

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

(b) 2003 Stock Plan

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

(c) 2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted the 2011 Plan which was subsequently approved by the Company’s stockholders. The 2011 Plan replaced the 2003 Plan and the Company no longer grants awards under the 2003 Plan. The Company initially reserved a total of 1,000,000 shares of common stock for issuance under the 2011 Plan. In addition, 955,568 reserved but unissued shares under the 2003 Stock Plan were added to the number of shares reserved for issuance under the 2011 Plan. The 2011 Plan also provided that the number of shares reserved and available for issuance under the plan would automatically increase each January 1, beginning in 2012 and ending in 2015, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31. The last automatic increase occurred on January 1, 2015.  In May 2016 and April 2017, the Company’s stockholders approved an increase to the share reserve under the 2011 Plan by 1,300,000 shares and 850,000 shares respectively.

The 2011 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than 100% of the fair market value of the common stock on the date of grant.

Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25%

vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  The Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy. The PRSUs provide for a target number of shares that generally vest over three years which includes a one-year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of annual revenue and annual operating margin targets for fiscal 2018 relative to the Company’s annual operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on the achievement percentage, and provided the award recipient remains employed through each applicable vesting date

  Of the PRSUs awarded to executives during the year ended December 31, 2017, an aggregate of 74,621 PRSUs were issued to executives during the quarter ended March 31, 2018, based on the Company’s achievement against its annual contract value of subscription bookings target for fiscal year 2017 and achieving total operating expenses for 2017 that were 110% or less of the internal operating plan. The PRSUs are subject to vest over eight quarter period and vest quarterly through November 2019.

(d) 2011 Employee Stock Purchase Plan

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

The Company initially reserved a total of 500,000 shares of common stock for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each of the first eight years commencing in 2012 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Board of Directors or compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of common stock may be issued under the ESPP and no other shares may be added to the ESPP without the approval of the Company’s stockholders. On January 1, 2018, the share reserved under the 2011 Employee Stock Purchase Plan were automatically increased by 342,338 shares.

(e) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

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

(f) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan (the “2015 Plan”), a non-stockholder approved plan that provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  Under the terms of the 2015 Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years from the date of grant.

The Company initially reserved 100,000 shares of common stock for issuance under the 2015 Plan.  During the fiscal year ended December 31, 2017, the Board of Directors amended the 2015 Plan to increase the number of shares available for grant by 350,000 shares. During the year ended December 31, 2017, the Company granted 101,200 RSUs under the 2015 Plan and during the three months ended March 31, 2018, the Company granted an additional 221,400 RSUs under the 2015 Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2018	997,674	$41.87	5.72	$5,689
Granted	-	-
Exercised	(168,408)	$31.43
Cancelled or forfeited	(93,193)	$48.28
Balances - March 31, 2018	736,073	$43.45	5.27	$4,823
Vested and expected to vest - March 31, 2018	736,073	$43.45	5.27	$4,823
Exercisable - March 31, 2018	640,637	$42.38	5.00	$4,727

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $43.30 of the Company’s common stock on March 31, 2018.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2018	2,353,315	$47.42
Granted	785,400	$43.31
Granted, performance RSUs	438,980	$44.48
Released	(407,535)	$41.49
Cancelled or forfeited	(504,423)	$43.74
Unvested - March 31, 2018	2,665,737	$47.33

The aggregate intrinsic value of options exercised under the Plans was $2.6 million for the three months ended March 31, 2018. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised. As of March 31, 2018, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $96.8 million. As of March 31, 2018, this cost will be amortized to expense over a weighted-average remaining period of 3 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three months ended March 31, 2018 and 2017.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2003 Plan, 2011 Plan, ESPP, Inducement Option and RSU Plans, the Incapsula 2010 Share Incentive Plan and the 2015 Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31
	2018	2017
Cost of revenue	$1,321	$1,269
Research and development	2,445	4,768
Sales and marketing	3,314	3,466
General and administrative	7,557	3,432
Restructuring charges	-	675
Total stock-based compensation expense	$14,637	$13,610

The Company did not issue stock option grants for the three months ended March 31, 2018 and 2017. Additionally there were no ESPP grants during the first quarter ended March 31, 2018.

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is generally recognized on a straight-line basis over the requisite service period of each grant, except for awards with performance or market conditions for which the accelerated recognition method is used.

8. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$160	$(615)	$(455)	$(1,065)	$(413)	$(1,478)
Other comprehensive income (loss) before reclassifications	(154)	(396)	(550)	1,930	28	1,958
Amounts reclassified to net income (loss)	(257)	-	(257)	(201)	-	(201)
Change in other comprehensive income (loss)	(411)	(396)	(807)	1,729	28	1,757
Balance at March 31	$(251)	$(1,011)	$(1,262)	$664	$(385)	$279

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(154)	$-	$(154)	$2,887	(957)	$1,930
Reclassification adjustments [1]	(257)	-	(257)	(201)	-	(201)
Unrealized gains (losses) on cash flow hedges, net	(411)	—	(411)	2,686	(957)	1,729
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(396)	—	(396)	$44	(16)	28
Unrealized gains (losses) on investments:	(396)	—	(396)	44	(16)	28
Other comprehensive income (loss)	$(807)	$—	$(807)	$2,730	$(973)	$1,757

[1]	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. For the three months ended March 31, 2018 and 2017, the Company recorded an income tax benefits of $0.5 million and an income tax expense of $1.0 million respectively. The income tax benefit for the three months ended March 31, 2018, includes tax expense based on the projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter. The income tax expense for the three months ended March 31, 2017 was primarily attributable to the gain related to the sale of the Skyfence business, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three months ended March 31
	2018	2017
Primary geographical markets
Americas
United States	$36,404	$37,645
Other	9,478	7,177
Americas sub-total	$45,882	$44,822
EMEA	17,124	13,780
APAC	21,238	13,706
Total revenue	$84,244	$72,308

The following table presents long-lived assets by location (in thousands):

	As of March 31,	As of December 31,
	2018	2017
United States	$21,615	$23,697
Israel	4,882	4,640
Rest of world	248	254
Total long-lived assets	$26,745	$28,591

11. Restructuring Charges

In January 2018, the Company implemented a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. The restructuring charge during the three months ended March 31, 2018 was $2.6 million, of which substantially all were paid out by March 31, 2018.  The restructuring activity was substantially completed by the end of the first quarter of 2018 and we do not expect material costs associated with the activity in future periods. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

The Company’s restructuring activity is summarized as follows:

	Balance as of December 31, 2017	Additions	Adjustments	Cash payments	Balance as of March 31, 2018
Severance and termination-related costs	-	2,451	-	(2,361)	90
Legal and other exit costs	-	100	-	(100)	-
Total	$-	$2,551	$-	$(2,461)	$90

	Balance as of December 31, 2016	Additions	Adjustments*	Cash payments	Balance as of March 31, 2017
Severance and termination-related costs	1,132	667	(797)	(1,002)	—
Legal and other exit costs	-	-	-	-	-
Total	$1,132	$667	$(797)	$(1,002)	$-

* includes amounts representing non-cash stock-based compensation

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

The table below shows the reconciliation of the basic and diluted shares for the three months ended March 31, 2018, in thousands:

	For the three months ended March 31,
	2018	2017
Weighted average number of shares outstanding:
Basic	34,457	33,207
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	-	564
Diluted	34,457	33,771

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three months ended March 31, 2018 and 2017 because the impact of them would have been antidilutive:

	For the three months ended March 31,
	2018	2017
Stock options to purchase common stock	736,073	761,710
Restricted stock units for common stock	2,665,737	598,503
Employee share purchase plan	111,357	-

13. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. This escrowed amount is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2018, As a result of the sale, the Company recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

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

	For the three months ended March 31,
	2018	2017
	(dollars in thousands)
Operating loss	-	$(3,567)
Loss before taxes	-	(3,648)
Net loss	-	(3,659)

14. Subsequent Event

We are currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation.  On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli R&D subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance.  Our policy is to review and update tax reserves as facts and circumstances change. As a result of this decision, we are reassessing our uncertain tax positions. We currently expect to record an adjustment to our tax reserves in the second quarter of the fiscal 2018 between $18 million and $21 million which includes tax liability and interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 23, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2017. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002.  In 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provided through Incapsula, Inc., which was majority owned by Imperva, Inc. until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate its operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our Software as a Service (“SaaS”) delivery models for internally facing corporate applications. In December 2016, we acquired certain assets and liabilities of Camouflage Software, Inc., to further our data masking, security and compliance solutions in the cloud and on-premises. In February 2017, we sold the assets of the Skyfence business to Forcepoint LLC.

In March 2017, we introduced our FlexProtect licensing program to give customers access to our on-premises and cloud offerings (hybrid solutions) for data and applications under a single license.  Designed to give customers the flexibility to use Imperva products, regardless of where data and applications are initially deployed or migrated, Imperva FlexProtect directly supports dynamic hybrid cloud deployments and provides protection to manage this transition. During the second quarter of 2017, we released CounterBreach version 2.0 and announced enhancements to the Incapsula Content Delivery Network.

In January 2018, we announced organizational changes designed to allow us to focus on customers and product innovation and to drive operational efficiencies. The reorganization enables us to reallocate resources and focus employees on transformation and growth initiatives.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services (including cloud-based services) and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of March 31, 2018, we had 327 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $19.2 million for the three months ended March 31, 2018 as compared to $17.4 million for the same period in 2017.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of maintenance and support, professional services and training and subscriptions services. A majority of our revenue is derived from customers in the Americas region. In the three months ended March 31, 2018, 43.2% of our total revenue was generated United States, 20.3% from Europe, Middle East and Africa (“EMEA”), 25.2% from Asia Pacific (“APAC”) and 11.3% from other regions.

We market and sell our products through a hybrid sales model, which combines a direct touch sales organization and an overlay channel sales team that actively assist our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support. We primarily sell our products and services through our channel partners, including distributors and resellers, which sell to end-user customers, who we refer to in this Quarterly Report on Form 10-Q as our customers. In 2017, over 500 channel partners worldwide sold our products, which included approximately 200 direct resellers and distributors and over 300 indirect resellers. In 2017, our channel partners originated over 50% of our sales and fulfilled almost 86% of our sales. We work with many of the world’s leading security value-added resellers, and our partners include some of the largest hosting companies for cloud-based deployments.

As of March 31, 2018, we had approximately 6,200 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $234.3 million in 2015 to $321.7 million in 2017. We incurred net loss of $9.8 million in the three months ended March 31, 2018, and earned net income of $23.1 million in the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $246.8 million.

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

We also believe that deferred revenue and net cash flow provided by operations are key financial metrics for our business. The components of deferred revenue and net cash flow provided by operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of March 31,
	2018	2017
	(in thousands, except number of customers and percentages)
Net revenue	$84,244	$72,308
Gross margin	77.6%	79.3%
Loss from operations	$(11,237)	$(11,738)
Total deferred revenue	$156,393	$125,149
Cash, cash equivalents and short-term investments	$378,809	$312,812
Net cash provided by operations	$22,502	$18,496
Number of customers	6,128	5,434

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription, maintenance and support. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period. While the change in our deferred revenue and revenue recognized in a given period comprise the majority of our sales activity during that period, they do not constitute the entire sales activity during the period. Our total sales activity also includes sales of products and services for which we have not yet met the criteria to recognize revenue or add such amounts to our deferred revenue balance. Revenue and deferred revenue from these transactions is recognized or recorded in future periods when we have met the required criteria. We discuss for the periods presented deferred revenue further below under “—Results of Operations.”

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

•

Services Revenue— Services revenue consists of subscription, maintenance and support and professional services and training. Subscription revenue is generated from sales of our cloud-based services such as Incapsula and ThreatRadar services. Incapsula services provide distributed denial of service protection (“DDoS”) and load balancing and failover.

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

•

Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams and our Security Operations Center team. Cost of services revenue also includes facilities costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount.

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

Restructuring Charges

In November 2016, we implemented a restructuring plan designed to reduce operating expense through reductions in sales, marketing, and general and administrative headcount and spending generally. We completed the restructuring activities during the first quarter of 2017 and did not incur significant costs related to the plan in subsequent periods. The expenses incurred primarily consisted of employee severance charges and other termination-related costs. In January 2018, we implemented a separate restructuring plan designed to improve customer experiences, fuel product innovation and increase operational effectiveness. We had substantially completed the restructuring activities by the end of the first quarter of 2018 and do not expect material costs associated with the activity in future periods. The expenses incurred primarily consisted of employee severance charges and other termination-related costs.

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

Provision for Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. We calculate our income tax expense based on a projected effective tax rate, as adjusted for discrete taxable events that occur during the interim period. For the three months ended March 31, 2018, we recorded a net income tax benefit comprising of tax expense based on our projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2018 and 2017 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$20,512	24.3	$19,578	27.1
Services:
Subscriptions	34,953	41.6	27,252	37.7
Maintenance and support	25,226	29.9	21,980	30.4
Professional services and training	3,553	4.2	3,498	4.8
Total services	63,732	75.7	52,730	72.9
Total net revenue	84,244	100.0	72,308	100.0
Cost of revenue:
Products and license	2,274	2.7	1,932	2.7
Services	16,566	19.7	13,020	18.0
Total cost of revenue	18,840	22.4	14,952	20.7
Gross profit	65,404	77.6	57,356	79.3
Operating expenses:
Research and development	19,157	22.7	17,450	24.1
Sales and marketing	39,531	46.9	37,124	51.3
General and administrative	15,270	18.1	13,536	18.7
Restructuring charges	2,551	3.0	667	0.9
Amortization of purchased intangibles	132	0.2	317	0.4
Total operating expenses	76,641	90.9	69,094	95.4
Loss from operations	(11,237)	(13.3)	(11,738)	(16.1)
Gain on sale of business		0.0	35,871	49.6
Other income (expense), net	977	1.2	(92)	(0.1)
Income (loss) before provision for income taxes	(10,260)	(12.1)	24,041	33.4
Provision for income taxes	(479)	(0.6)	958	1.3
Net income (loss)	$(9,781)	(11.5)	$23,083	32.1

Comparison of the Three Months Ended March 31, 2018 and 2017

	For the three months ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Net revenue:
Products and license	$20,512	$19,578	$934	4.8%
Percentage of net revenue	24.3%	27.1%
Services:
Subscriptions	34,953	27,252	7,701	28.3%
Percentage of net revenue	41.6%	37.7%
Maintenance and Support	25,226	21,980	3,246	14.8%
Percentage of net revenue	29.9%	30.4%
Professional Services and Training	3,553	3,498	55	1.6%
Percentage of net revenue	4.2%	4.8%
Total Services	63,732	52,730	11,002	20.9%

Percentage of net revenue	75.7%	72.9%
Total net revenue	$84,244	$72,308	$11,936	16.5%

United States	$36,404	$37,645	$(1,241)	-3.3%
Percentage of net revenue	43.2%	52.1%
Other	9,478	7,177	2,301	32.1%
Percentage of net revenue	11.3%	9.9%
Americas sub-total	45,882	44,822	1,060	2.4%

Percentage of net revenue	54.5%	62.0%
EMEA	17,124	13,780	3,344	24.3%
Percentage of net revenue	20.3%	19.1%
APAC	21,238	13,706	7,532	55.0%
Percentage of net revenue	25.2%	19.0%
Total net revenue	$84,244	$72,308	$11,936	16.5%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Our total net revenue increased by $11.9 million during the three months ended March 31, 2018 due to increased demand for our products, licenses and subscription service offerings. Products and license revenue increased by $0.9 million during the three months ended March 31, 2018.  Services revenue increased by $11.0 million primarily due to an increase in subscription revenue resulting from our cloud-based security services, in addition to an increase in maintenance and support revenue from our larger installed base in all regions. As customers migrate to our new Flexprotect hybrid licensing program, we expect to continue to see a portion of product revenue shift to the subscription revenue line.

We had approximately 180 orders exceeding $100,000 during the three months ended March 31, 2018, compared to approximately 140 orders during the three months ended March 31, 2017. This growth is represented by increased revenues in APAC, EMEA and Other regions, partially offset by decreased revenues in the United States. We also experienced a $1.0 million benefit from the adoption of the new revenue standard as discussed in more detail in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies –to the condensed consolidated financial statements.

	For the three months ended March 31,
	2018	2017
	Amount	Amount	% Change
	(dollars in thousands)
Products and license gross profit	$18,238	$17,646
Gross Margin %	88.9%	90.1%	(1.2)
Services gross profit	47,166	39,710
Gross Margin %	74.0%	75.3%	(1.3)
Total gross profit	$65,404	$57,356
	77.6%	79.3%	(1.7)

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Our overall gross margin decreased 1.6% to 77.6% during the three months ended March 31, 2018.  Products and license gross margin decreased due to a less favorable product mix.

The services gross margin decreased by 1.3%, attributable to higher costs associated with expanding our infrastructure for our cloud-based services and allocated facilities and overhead costs.

Operating Expenses

	For the three months ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$19,157	$17,450	$1,707	9.8%
Percentage of net revenue	22.7%	24.1%
Sales and marketing	39,531	37,124	2,407	6.5%
Percentage of net revenue	46.9%	51.3%
General and administrative	15,270	13,536	1,734	12.8%
Percentage of net revenue	18.1%	18.7%
Restructuring charges	2,551	667	1,884	282.5%
Percentage of net revenue	3.0%	0.9%
Amortization of acquired intangible assets	132	317	(185)	-58%
Percentage of net revenue	0.2%	0.4%
Total operating expenses	$76,641	$69,094	$7,547	10.9%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Research and development expenses increased by $1.7 million, or 9.8%, primarily due to an increase in personnel costs attributed to increase in headcount and a higher allocated facilities and overhead costs. This increase was partially offset by a decrease in stock-based compensation. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting of certain restricted shares of common stock, which occurred during the three months ended March 31, 2017.

Sales and marketing expense increased by $2.4 million primarily due to an increase in third-party consulting services, an increase in allocated facilities and overhead costs, partially offset by a decrease in salaries and benefits due to lower headcount upon implementing our 2018 restructuring plan, and a decrease in commission costs on adoption of new revenue standard which allows capitalizing commission expense. We also noted a decrease in other marketing-related expenses and travel and entertainment expenses.

General and administrative expenses increased by $1.7 million due to increase in personnel costs mainly resulting from a stock modification for a former executive during the three months ended March 31, 2018, and partially offset by a decrease in facilities and allocated overhead costs.

We incurred restructuring charges of $2.6 million during the three months ended March 31, 2018 in connection with a restructuring plan implemented in January 2018. The restructuring charges primarily represent termination-related expenses and other costs incurred to implement the plan. The restructuring plan was designed to improve customer experiences, fuel product innovation and increase operational effectiveness. We incurred restructuring charges of $0.7 million, attributable to stock-based compensation, during the three months ended March 31, 2017 in connection with the restructuring plan implemented in November 2016. The November 2016 plan was designed to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally.

Results above include stock-based compensation expense of:

	For the three months ended March 31,
	2018	2017	Change
	(dollars in thousands)
Research and development	$2,445	$4,768	$(2,323)
Sales and marketing	3,314	3,466	(152)
General and administrative	7,557	3,432	4,125
Restructuring charges	-	675	(675)

Loss from Operations

For the three months ended March 31,		Change
2018	2017	Amount	%
(dollars in thousands)
$(11,237)	$(11,738)	$501	4.3%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Our loss from operations decreased marginally by $0.5 million primarily due to higher gross profit partially offset by increased total operating expenses.

Gain on Sale of Business

For the three months ended March 31,		Change
2018	2017	Amount	%
(dollars in thousands)
$-	$35,871	$(35,871)	0.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income (Expense), Net

For the three months ended March 31,		Change
2018	2017	Amount	%
(dollars in thousands)
$977	$(92)	$1,069	-1162.0%

Other income increased primarily due to an increase on $0.3 million in interest income from increased short-term investments and an increase of $0.5 million from foreign currency gains and losses.

Provision for Income Taxes

	For the three months ended March 31,		Change
	2018	2017	Amount	%

Provision for income taxes	$(479)	$958	$(1,437)	-150.0%
Effective tax rate	(5)%	(4.0)%

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. For the three months ended March 31, 2018 and 2017, we recorded income tax benefits of $0.5 million and an income tax expense $1.0 million, respectively.  The income tax benefit for the three months ended March 31, 2018 includes tax expense based on the projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter.  The income tax expense for the three months ended March 31, 2017 was primarily attributable to the gain related to the sale of the Skyfence business, offset in part by an intraperiod tax benefit allocation related to unrealized gains reported in other comprehensive income.

We are currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation.  On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli R&D subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance.  Our policy is to review and update tax reserves as facts and circumstances change. As a result of this decision, we are reassessing our uncertain tax positions. We currently expect to record an adjustment to our tax reserves in second quarter of the fiscal 2018 between $18 million and $21 million which includes tax liability and interest.

Deferred Revenue

	As of March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Total deferred revenue	$156,393	$125,149	$31,244	25.0%

Deferred revenue increased by $31.2 million, or 25.0%, primarily attributable to an increase in our installed customer base for products and licenses, and subscription arrangements resulting in higher volume of renewals of subscription and maintenance and support agreements, and to a lesser extent due to new sales of subscription revenue and maintenance and support.

Number of Customers

	As of March 31,		Change
	2018	2017	Amount	%
Number of customers	6,128	5,434	694	12.8%

Our number of customers increased by 694 or 12.8%, to 6,128 as of March 31, 2018. Our growth in customer count was driven by increasing market acceptance of our products. For the purposes of this end customer count, we define end customers as those who purchase directly through our sales force or indirectly through our channel partners.

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

Capital Resources

As of March 31, 2018, we had $378.8 million of cash, cash equivalents and short-term investments, $28.1 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $378.8 million as of March 31, 2018. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $35.0 million from the sale of our Skyfence business in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014 and Camouflage in December 2016, and our acquisitions of Skyfence and Incapsula in February 2014, which included cash consideration totaling approximately $29.4 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the three months ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$22,502	$18,496
Net cash (used in)/provided by investing activities	$(343)	$10,457
Net cash (used in) financing activities	$(378)	$(606)

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

Net cash provided by operating activities of $22.5 million for the three months ended March 31, 2018 reflected a net loss of $9.8 million, adjusted for non-cash charges of $18.5 million and a net change of $13.7 million in our net operating assets and liabilities.  The non-cash charges of $18.5 million are primarily due to stock-based compensation expense of $14.6 million, depreciation and amortization charges of $3.1 million and amortization of deferred costs totaling $1.0 million, partially offset by amortization of premiums/accretion of discounts on short term investment of $0.4 million.

The net change of $13.7 million in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $16.3 million, and an increase in accrued compensation and benefits of $2.0 million. This increase is offset by the impacts attributable to adoption impact of the new revenue standard, mainly an increase in deferred costs totaling $3.6 million, an increase in prepaid expenses and other assets totaling $1.5 million and an increase in deferred tax assets by $0.8 million.

Net cash provided by operating activities of $18.5 million for the three months ended March 31, 2017, reflected a net income of $23.1 million, adjusted for non-cash charges of $19.7 million primarily due to gain on sale of business of $35.9 million partially offset by stock-based compensation expense of $13.6 million, as well as a net change of $15.1 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a decrease in our accounts receivable of $17.7 million, an increase in both accrued compensation and benefits of $2.3 million and accrued and other liabilities of $1.2 million offset by a decrease in deferred revenue of $3.9 million, a decrease in accounts payable of $0.8 million and increase in prepaid expenses and other assets of $0.9 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures to purchase property and equipment.

Net cash used in investing activities during the three months ended March 31, 2018 was $0.3 million, primarily due to purchase of short-term investments of $9.2 million and capital expenditures of $2.8 million, partially offset by sales/maturities of short-term investments during the three month period totaling $11.7 million.

Net cash provided by investing activities during the three months ended March 31, 2017 was $10.4 million, primarily resulting from proceeds from disposition of the Skyfence business of $35.0 million, proceeds from the maturities of short-term investments of $28.5 million offset by purchases of short-term investments of $51.1 million and capital expenditures of $1.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2018 primarily as a result of shares withheld for tax withholding of $5.7 million partially offset by net proceeds from issuance of common stock of $5.3 million.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2017 primarily as a result of shares withheld for tax withholding of $4.6 million offset by net proceeds from issuance of common stock of $4.0 million.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2018:

	Payments Due by Period
Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$4,350	$5,003	$4,714	$557	$309	$87	$15,020
Severance Pay Fund(2)	-	-	-	-	-	-	7,316
Purchase commitments(3)	2,457	-	-	-	-	-	$2,457
Total	$6,807	$5,003	$4,714	$557	$309	$87	$24,793

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the three months ended March 31, 2018, we made regular lease payments of $1.7 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of March 31, 2018 includes $7.3 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are non-cancelable contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

Off-Balance Sheet Arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that they believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the adoption of ASU 2017 - 09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), which have been discussed in detail in the notes to the consolidated financial statements above, there have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in the Notes to condensed consolidated financial statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended March 31, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On August 25, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017 we filed a motion to dismiss the action. On April 9, 2018, the Court granted the motion, dismissing several claims with prejudice and giving plaintiff thirty days to file an amended complaint with regards to the remaining claims.

On August 25, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, we filed an answer to the amended complaint.

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

The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, condensed consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a history of losses, we may not remain profitable and our revenue growth may not continue.

We incurred net losses in each fiscal year from our inception through 2016. Our net losses in 2016 were $70.3 million. While we generated net income of $22.9 million in 2017, we had an accumulated deficit of $246.8 million as of March 31, 2018. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue may decline or its growth may slow for a number of possible reasons. Demand for our products or services may slow. Competition may increase. Our overall market may experience a decline or its growth may slow. We may experience difficulty executing on our go-to-market sales plan. We may fail to capitalize on growth opportunities such as subscription renewals and introducing new products and services. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses related to being a public company. If our revenue does not increase at a rate that proportionally offsets these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to sustain profitability and our net losses may increase. We may not be able to sustain or increase profitability on a consistent basis. Any failure by us to maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

In addition to other risk factors listed in this section, factors that may individually or cumulatively affect our operating results from period to period include:

•	the level of demand for our products and services, and the timing of orders from channel partners and customers;
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
•

the timing of satisfying revenue recognition criteria for our sales, including shipping and delivery terms, particularly where we accrue the associated commission expense in a different period, which may be affected by the extent to which we bring on new resellers and distributors, and our ability to establish that the customer has obtained control of the promised services;

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

Historically, we have received a significant majority of a quarter’s sales orders and generated a significant majority of a quarter’s revenue during the last two weeks of the quarter. This pattern is due in part to customer buying habits and the efforts of our sales force and channel partners to meet or exceed quarterly quotas. The fact that so many orders arrive at the end of a quarter means that our revenue may shift from one quarter to the next if we cannot fulfill all of the orders and satisfy all of the revenue recognition criteria under our accounting policies before the quarter ends.  If expected revenue at the end of any quarter is delayed because anticipated purchase orders fail to materialize, our logistics partners fail to ship or deliver products on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, then our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

The market for cyber security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Akamai Technologies, Inc., F5 Networks, Inc., International Business Machines Corporation, Oracle Corporation, McAfee, Inc. and other point solution security vendors.

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

Our competitors may offer a bundled product offering, and our customers may elect to accept this offering from our competitors, even if it has more limited functionality than our product offering, instead of adding the additional appliances required to implement our offering. The consolidation in the cyber security industry increases the likelihood of competition based on integration or bundling, particularly where our competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products and services. If we are unable to differentiate our products and services from the integrated or bundled products of our competitors, such as by offering specialized functionality, performance or value, we may see a decrease in demand for those products or services, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software companies and consequently customers’ willingness to purchase from companies of our size. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers or have already deployed products that are similar to ours, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products and services can deliver. Larger competitors are also often in a better position to withstand any significant reduction in capital spending by customers, and will therefore not be as susceptible to economic downturns.

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

We operate in an evolving market that has not yet reached widespread adoption.  New or existing technologies that may be perceived to address cyber security risks in better ways could gain widespread adoption and supplant some or all of our products and services, making analysis of trends or predictions about our business difficult and potentially weakening our sales and our financial results.

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

The introduction of products and services embodying new technologies could render some or all of our existing products and services obsolete or less attractive to customers. Other cyber security technologies exist or could be developed in the future, and our business could be materially and adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. Even if customers purchase our products, they may not make repeat purchases or purchase products across our various product families, which trend may be exacerbated by the rapid evolution of our market. As of December 31, 2017, approximately 25% of our customers had purchased products from more than one of our product families. If we are unable to sell additional products from multiple product families to our customers, then our revenue may not grow as anticipated or may decline, and our stock price could decline. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

The cyber security market is characterized by rapid technological advances, changes in customer requirements, including changes driven by legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. Customers and industry analysts expect speedy introduction of software and new functionality to respond to new threats, requirements and risks and we may be unable to meet these expectations. As a result, we must continually improve our products and introduce new solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to methods of attack and theft, while minimizing the impact on network, database, file system and web application performance. In addition, our products must successfully interoperate with products from other vendors and across on-premises and cloud environments.

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

Acquisitions involve many risks. Acquisitions could negatively impact our results of operations for a number of reasons including if:

•	an acquisition requires us incur charges, substantial debt or liabilities;
•	an acquisition causes adverse tax consequences, substantial depreciation or deferred compensation charges;
•

an acquisition results in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets;

•	an acquisition does not generate sufficient financial return to offset acquisition costs;

•

we encounter difficulties or unforeseen expenditures integrating the technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	the acquisition and integration process is complex, expensive and time consuming, and disrupts our ongoing business, diverts resources, increases expense or distracts management;
•	an acquisition results in a delay or reduction of customer purchases both for us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•	we encounter difficulties in, or are unable to, successfully sell any acquired products;
•	we obtain unanticipated or unknown liabilities or become exposed to unanticipated risks in connection with any acquisition; and
•	an acquisition involves the entry into geographic or business markets in which we have little or no prior experience.

If we are unable to effectively execute acquisitions, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, we may seek to divest or wind down portions of our business that are no longer core to our strategy, which could materially affect our results of operations and result in disruption to other parts of the business.

In February 2017, we completed the sale of the assets of our Skyfence business to Forcepoint LLC. The disposition of the Skyfence assets or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Any such dispositions could result in disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development or sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer or division of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our IP rights or our ability to assert our IP rights against such purchasers or other third parties.

If we are unable to improve our systems and processes, our operating results will be negatively affected.

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

Some of our systems are hosted SaaS technologies from third parties that we use to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from Salesforce.com. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and services and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.

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

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

In January 2018 we announced and implemented strategy changes that resulted in changes in personnel and have since August 2017 experienced significant changes in the management team. These changes have placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our employee base has required, and will continue to require, significant expenditures and allocation of valuable management resources.

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

In January 2018, we announced a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. As a result of these changes, we incurred pre-tax restructuring charges of $2.6 million in the three months ended March 31, 2018, substantially all of which are for cash severance costs. While we anticipate approximately $10.0 million in savings in future periods, which we intend to use to fund incremental investments in new initiatives and growth priorities, we cannot be sure our savings will reach the desired levels, achieve the desired benefits, or improve our results as we expect, or in the time frame that we expect. There may also be unanticipated costs that we will be required to prioritize instead. If we are unable to realize the expected outcomes from the restructuring plan, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

Delays or interruptions in the manufacturing and delivery of SecureSphere appliances by our manufacturers may harm our business.

Our hardware appliances are built by two manufacturers in Taiwan and we rely principally on one of these two manufacturers to build the majority of our hardware appliances. We released entry level products from the second manufacturer for sale in July 2017. Our primary reliance on a single manufacturer for a majority of our hardware revenue, particularly a foreign manufacturer, involves several risks, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products. As a result, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period.

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

Sales to U.S. and foreign federal, state and local governmental agency customers across all product lines for the years ended December 31, 2016 and 2017 was approximately 10% and 9% of bookings, respectively, and 7% for the three months ended March 31, 2018. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements to our processes may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We rely significantly on revenue from maintenance and support which may decline and, because we recognize revenue from such services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our maintenance and support revenue accounted for 30% of total revenue for 2016, 28% of total revenue for 2017, and 30% of revenue for the three months ended March 31, 2018. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in 2016, 2017 and the three months ended March 31, 2018, we incurred approximately 38%, 32% and 33%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Patent and other intellectual property disputes are common in the IT security industry. Some companies in the IT security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, there are patent holding companies or other patent owners who are solely or primarily in the business of building portfolios of patents and asserting them against operating companies, often with little merit, and who have no relevant product revenue so that potential assertions of our patents (and potential patents) against such companies may provide little or no deterrence. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. For example, in May 2010, F5 Networks, Inc., an IT infrastructure company that competes with us in the web application firewall market, filed a lawsuit against us alleging patent infringement. In September 2010, we filed a counterclaim alleging patent infringement by F5 Networks, Inc. In February 2011, we entered into a settlement and license agreement with F5 Networks, Inc., which dismissed the litigation. Third parties may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited by us or have divulged their prior employers’ proprietary or other confidential information to Imperva.

We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights. Further, any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could be asserted against us, cause us to incur substantial costs defending against the claim and could distract our management from our business. An adverse outcome of an IP dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents, copyrights, or trade secrets; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our customers and partners. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, or may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Imperva and its subsidiaries had 38 issued patents and 18 patent applications pending as of March 31, 2018 in the United States. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli companies, companies with large Israeli operations and others doing business with Israel and Israeli companies. In addition, such boycott, restrictive laws, policies or practices may change over time in unpredictable ways, and could, individually or in the aggregate, have a material adverse effect on our business in the future.

Some of our employees in Israel are obligated to perform annual military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. For example, in 2017, approximately 70 of our employees in Israel were called for active reserve duty, each serving for an average of nine days. Our operations could be disrupted by the absence of one or more of our executive officers or key employees for a significant period due to military service, and any significant disruption in our operations could harm our business.

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

We are subject to income taxation in the United States and numerous foreign jurisdictions, including Israel. Determining our provision for income taxes requires significant management judgment. Our provision for income taxes is subject to volatility and many factors could adversely impact it. Such factors include, among others, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws. In particular, changes to tax laws applicable to corporate multinationals in the countries in which we do business could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted.  The Tax Act represents a significant change to the U.S. federal tax code. It lowers the U.S. statutory tax rate from 35% to 21% for years after 2017, and also includes a number of provisions that could adversely impact our U.S. federal income tax position in a reporting period, including the limitation of the utilization of net operating losses generated after 2018 to 80 percent of taxable income but allow for indefinite carryforward of these net operating losses, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible assets. We have remeasured our U.S. deferred tax assets as of December 31, 2017 to reflect the reduced rate that will apply in future periods when the deferred tax assets reverse, offset by a change in valuation allowance, resulting in a net impact of an approximately $0.2 million tax benefit. In connection with the provisional analysis, the Company recorded additional income tax benefit of $0.2 million during the three months ended March 31, 2018. Our final determination of the Tax Act’s impact on deferred tax assets and the related valuation allowance requirements may differ from our estimates due to, among other factors, changes in interpretations of the Tax Act, our analysis of the Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. In addition, any further changes to tax laws applicable to corporate multinationals in the countries in which we do business could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

In addition, on April 22, 2018, the Israeli Supreme Court published a decision confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3. The Court decided that expenses for employee stock-based compensation should be included in the cost base of an Israeli research and development subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance. As a result of the Court’s decision, we have reassessed our uncertain tax positions and expect to record additional tax expense for the second quarter of 2018 pursuant to Accounting Standards Codification (“ASC”) 740-10-25-8 on uncertain tax positions and 740-10-35-2 on information affecting the measurement of tax positions. We currently expect to record an adjustment to our tax reserves in second quarter of the fiscal 2018 between $18.0 million and $21.0 million, which includes tax liability and interest.

Significant judgment is required to determine the recognition and measurement attributes prescribed under ASC 740-10. In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. For example, we are currently under audit by the Israeli Tax Authority. The audit includes the review of our intercompany charges, cross-jurisdictional transfer pricing, determinations regarding the inclusion of stock-based compensation expense as part of a cost-plus arrangement and taxes owed on the purchase and sale of Skyfence intellectual property and related assets in 2017. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.

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

For example, in connection with the review of our interim condensed consolidated financial statements in our Form 10-Q filed with the SEC on November 7, 2014, management, including our then-current chief executive officer and chief financial officer, assessed the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014, because of a material weakness in internal control over financial reporting related to insufficient oversight and review controls to ensure the proper determination of stock-based compensation expense for certain complex equity awards that were not issued in the ordinary course. While these control deficiencies were remediated, we continue to identify risks and make improvements to our internal controls and we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

We have been and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, on April 11, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our officers alleging that we made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. As described further in Part II, Item 1 (Legal Proceedings), in January 2018 the court gave its final approval for the settlement of this matter, but future litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

•	the requirement that we must obtain the affirmative vote of at least 75% of all outstanding shares of capital stock to approve amendments to certain provisions of our certificate of incorporation.

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

An activist investor, Elliott Associates, L.P., and its affiliates (“Elliott”), took an ownership position in our common stock in June 2016.  In February 2018, Elliott disclosed in its Schedule 13D/A that it economically owns approximately 6.0% of our common stock (with additional economic exposure through derivatives of less than 1.0% of our common stock).  From time to time Elliott has communicated its opinions to us regarding strategic and operational opportunities that it believes would meaningfully increase value to our stockholders. In the future, Elliott may take actions that could be costly and time-consuming to us, disrupt our operations and divert the attention of management and our employees, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, including in reaction to any future acquisition or disposition of our common stock by Elliott or other activists.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed on February 23, 2018 (File No. 001-35338), we have used $29.4 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the three months ended March 31, 2018.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

Unregistered Sales of Equity Securities

For the quarter ended March 31, 2018, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.01

Offer Letter dated January 2, 2018 by and between Imperva, Inc. and Mike Burns (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed by the Company on January 2, 2018 (File No. 001-35338)).

10.02

2015 Equity Inducement Plan, as amended, and forms of agreements and subplan thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2018 (Registration No. 333-22230).

10.03	Imperva, Inc. 2018 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed by the Company on February 23, 2018 (File No. 001-35338).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 8, 2018	IMPERVA, INC.

	By:	/s/ Christopher S. Hylen
Christopher S. Hylen
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2018

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)