Form 10-Q
period 2018-06-30
IMPERVA INC
filed 2018-08-03
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of July 31, 2018: 34,993,967 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,194	$192,538
Short-term investments	185,278	166,993
Restricted cash	30	52
Accounts receivable, net of allowance of $1,160 and $936 as of June 30, 2018 and December 31, 2017, respectively	70,307	75,535
Deferred costs, current	5,765	-
Inventory	196	617
Prepaid expenses and other current assets	12,975	14,894
Total current assets	483,745	450,629
Property and equipment, net	22,740	25,407
Goodwill	36,389	36,389
Intangible assets, net	2,920	3,184
Severance pay fund	5,950	6,554
Restricted cash	2,334	2,284
Deferred tax assets	1,017	2,022
Other assets including non-current deferred costs	19,393	1,593
TOTAL ASSETS	$574,488	$528,062
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,139	$5,869
Income taxes	10,015	$319
Accrued compensation and benefits	22,668	22,913
Accrued and other current liabilities	13,970	11,098
Deferred revenue, current	128,519	126,174
Total current liabilities	180,311	166,373
Long-term accrued severance pay	7,346	7,238
Other non-current liabilities	12,264	6,253
Deferred revenue	46,132	33,081
TOTAL LIABILITIES	246,053	212,945
Commitments and contingencies (See note 6)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value - 145,000,000 shares authorized, 34,956,475 and 34,233,888 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	601,298	572,106
Accumulated deficit	(269,904)	(256,537)
Accumulated other comprehensive loss	(2,962)	(455)
TOTAL STOCKHOLDERS' EQUITY	328,435	315,117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$574,488	$528,062

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenue:
Products and license	$19,218	$20,012	$39,730	$39,590
Services	65,582	54,423	129,314	107,153
Total net revenue	84,800	74,435	169,044	146,743
Cost of revenue:
Products and license	1,364	1,823	3,638	3,755
Services	16,070	13,751	32,637	26,771
Total cost of revenue	17,434	15,574	36,275	30,526
Gross profit	67,366	58,861	132,769	116,217
Operating expenses:
Research and development	18,445	14,528	37,601	31,978
Sales and marketing	40,516	36,388	80,047	73,512
General and administrative	12,646	12,375	27,917	25,911
Restructuring charges	-	-	2,551	667
Amortization of intangible assets	132	132	264	449
Total operating expenses	71,739	63,423	148,380	132,517
Loss from operations	(4,373)	(4,562)	(15,611)	(16,300)
Gain on sale of business	-	-	-	35,871
Other income, net	972	158	1,949	66
(Loss) income before provision for income taxes	(3,401)	(4,404)	(13,662)	19,637
Income tax expense (benefit)	19,658	(914)	19,178	44
Net (loss) income	$(23,059)	$(3,490)	$(32,840)	$19,593
Earnings per share:
Basic	$(0.66)	$(0.10)	$(0.95)	$0.59
Diluted	$(0.66)	$(0.10)	$(0.95)	$0.58
Shares used in computing earnings per share:
Basic	34,833	33,640	34,638	33,425
Diluted	34,833	33,640	34,638	33,984

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(23,059)	$(3,490)	$(32,840)	$19,593
Other comprehensive (loss) income, net of tax:
Net change in net unrealized (loss) gain on investments	167	22	(229)	50
Net change in unrealized (loss) gain on hedging instruments	(1,867)	419	(2,278)	2,148
Total other comprehensive (loss) income, net of tax	(1,700)	441	(2,507)	2,198
Comprehensive (loss) income	$(24,759)	$(3,049)	$(35,347)	$21,791

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2018
Balance as at January 1, 2018	34,233,888	$3	$572,106	$(256,537)	$(455)	$315,117
Cumulative effect of a change in accounting principle	-	-	-	19,473	-	19,473
Issuance of common stock under employee equity plans, net of repurchases	722,587	-	9,995	-	-	9,995
Stock-based compensation	-	-	25,950	-	-	25,950
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(6,753)	-	-	(6,753)
Component of other comprehensive income (loss), net of tax
Change in unrealized loss on investments	-	-	-	-	(229)	(229)
Change in unrealized loss on hedging instruments	-	-	-	-	(2,278)	(2,278)
Net loss	-	-	-	(32,840)		(32,840)
Comprehensive loss	-	-	-	-	-	(35,347)
Balance as at June 30, 2018	34,956,475	$3	$601,298	$(269,904)	$(2,962)	$328,435

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the six months ended June 30, 2017
Balance as at January 1, 2017	33,088,990	3	510,257	(276,819)	(1,478)	231,963
Cumulative effect of a change in accounting principle			2,601	(2,587)	-	14
Issuance of common stock under employee equity plans, net of repurchases	724,907	-	14,851	-	-	14,851
Stock-based compensation	-	-	25,117	-	-	25,117
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(6,621)	-	-	(6,621)
Components of other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on investments	-	-	-	-	50	50
Change in unrealized gain (loss) on hedging instruments	-	-	-	-	2,148	2,148
Net income	-	-	-	19,593	-	19,593
Comprehensive income						21,791
Balance as at June 30, 2017	33,813,897	$3	$546,205	$(259,813)	$720	$287,115

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(32,840)	$19,593
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,196	4,943
Amortization of deferred costs	2,311	-
Stock-based compensation	25,950	25,117
Amortization of acquired intangibles	264	449
Amortization of premiums/accretion of discounts on short-term investments	130	(104)
Gain on sale of business	-	(35,871)
Other adjustments	769	(1,255)
Changes in operating assets and liabilities:
Accounts receivable, net	5,228	3,238
Inventory	351	192
Deferred costs	(10,106)	-
Prepaid expenses and other assets	1,487	(864)
Accounts payable	(695)	(1,901)
Income tax payable	9,696	1,148
Accrued compensation and benefits	(245)	3,626
Accrued and other liabilities	7,157	1,842
Severance pay (net)	712	246
Deferred revenue	18,958	5,132
Deferred tax assets	1,005	(1,593)
Net cash provided by operating activities	36,328	23,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	32,609	50,923
Purchase of short-term investments	(51,253)	(69,451)
Proceeds from sale of business	-	35,015
Net purchases of property and equipment	(3,443)	(6,546)
Net cash (used in) provided by investing activities	(22,087)	9,941
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	9,995	11,725
Shares withheld for tax withholding on vesting of restricted stock units	(6,753)	(6,621)
Net cash provided by financing activities	3,242	5,104
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(799)	1,255
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,684	40,238
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	194,874	109,295
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$211,558	$149,533
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$1,609	$2,520

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Business

Imperva, Inc. (together with its subsidiaries, the “Company”) was incorporated in April 2002 in Delaware. The Company is headquartered in Redwood Shores, California and has subsidiaries located throughout the world including Israel, Asia and Europe. The Company is engaged in the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in the cloud or on-premises.

Basis of Presentation

The Company has prepared the accompanying Condensed Consolidated Financial Statements in accordance with Article 10 of Regulation S-X and pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 23, 2018 (the “Annual Report”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company primarily sells products and services through channel partners, including distributors and resellers, which sell to end-user customers. For the three and six months ended June 30, 2018, there was no significant customer which represented 10% or more of the Company’s total revenue. For the three and six months ended June 30, 2017, one customer represented 12% of the Company’s total revenue. As of June 30, 2018, there are two customers who each represented 12% and 10%  of the Company’s accounts receivable balance. As of December 31, 2017, one customer represented 18% of the Company’s total accounts receivable balance.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance in Q1’18. The Company noted the application of this ASU did not have any material impact on the condensed consolidated financial statements in the current period and is not expected to have material impacts in future periods as well.

The Company adopted ASU 2016-18, “Restricted Cash,” and ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” on January 1, 2018 using the modified retrospective method as of the date of adoption. ASU 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its condensed consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified. The Company adopted this accounting standard update retrospectively and, accordingly, certain line items in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation. The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards (in thousands):

	Six months ended
	June 30, 2018	June 30, 2017
	As Reported	As Reported	As Previously Reported
Change in restricted cash			$(154)
Net cash provided by (used in) investing activities	(22,087)	$9,941	9,787
Net increase	16,684	40,238	40,084
Balance at beginning of period*	194,874	109,295	107,343
Balance at end of period*	211,558	149,533	147,427

* Amounts in As Reported column include cash, cash equivalents and restricted cash as required. Amounts in the As Previously Reported column reflect only cash and cash equivalents.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted under certain scenarios. The impact of this accounting standard update will be fact dependent. The adoption of ASU No. 2017-01 did not have a material impact on the accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018 the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

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

Revenue from Contracts with Customers

The reported results for three and six months period ended June 30, 2018 reflect the application of the new revenue standard while the reported results for three and six months period ended June 30, 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of the new revenue standard represents a change in accounting principle with the intent to align revenue recognition with the delivery of products and services and provide financial statement readers with enhanced disclosures. In accordance with the new revenue standard, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. None of the Company's contracts contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring promised products and services to a customer.

Revenue Recognition

The Company derives revenue from two sources: (i) products and license revenue, which includes hardware and on-premise software license revenue and (ii) services revenue, which includes subscription arrangements, maintenance and support, professional services and training. Licenses for on-premises software are either perpetual or term licenses and provide the customer with a right to use the software. Substantially all of products and license sales have been sold in combination with maintenance and support services.

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

In rare situations, the Company may agree to accept a lower consideration than the contractual price. The Company accounts for such situations as variable consideration and estimate future price reductions based on our historical experience. The impact of such price reductions on our revenue for the three and six month period ended June 30, 2018 was not significant.

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

The revenues and revenue recognition policies for the different types of revenues are described below:

Products and License Revenue

Products and license revenue consists of hardware and on-premise software license sales. Hardware revenue is recognized at a point in time upon delivery.

The Company’s on-premise software licenses sold without hardware generally have significant stand-alone functionality to the customer upon delivery and are considered functional intellectual property (“IP”). Revenue allocated to on-premise software licenses is typically recognized at a point in time upon delivery of the license.

Service Revenue

Services revenue consists of subscription arrangements, maintenance and support, professional services, and training. Subscription services are offered under renewable, fee-based contracts, which provide access to the Incapsula service and certain functionality within SecureSphere platform. Payments for subscription services are typically due monthly/quarterly/annually in advance. Subscription services are viewed as a stand-ready performance obligation that is satisfied over time and typically have a term of one to three years. Unearned subscription revenue is included in deferred revenue.

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

Professional services revenue consists of fees related to implementation and consulting services. The Company’s professional services typically are considered distinct from the related software or subscription services as the promise to transfer the software or subscription can be fulfilled independently from the promise to deliver the implementation and consulting services (i.e., customer receives standalone functionality from the license or subscription and the customer obtains the intended benefit of the license or subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service.

Training services revenue consists of fees related to training customers and partners on the use of its products. Training services are distinct performance obligations recognized upon delivery of the training.

Taxes collected from customers and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of revenues.

Deferred Costs

The Company capitalizes contract origination costs that are incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and amortized over a benefit period of 5 years. The Company determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. The Company applies the practical expedient to expense costs as incurred if the expected benefit period was 1 year or less. This applies to sales commissions for renewal of annual contracts which would be deferred and then amortized over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Adoption Date Impact

The following tables summarize the impacts of adopting the new standard on the Company’s condensed consolidated financial statements as of adoption on January 1, 2018. Select condensed consolidated balance sheet line items that reflect the adoption of the new standard are as follows (in thousands):

	As reported on December 31, 2017	Impact of adoption	As adjusted on January 1, 2018
ASSETS
Deferred costs, current	-	$3,755	$3,755
Other assets including non-current deferred costs	1,593	12,156	13,749

LIABILITIES
Deferred revenue, current	126,174	(4,159)	122,015
Deferred revenue	33,081	597	33,678

STOCKHOLDERS' EQUITY
Accumulated deficit	$(256,537)	$19,473	$(237,064)

The deferred cost balance as of January 1, 2018 represents the incremental cost to obtain contracts for contracts which were not complete as of the adoption date, that were expensed pursuant to the previous accounting policy, but require capitalization under the new standard.

The deferred revenue balance decreased as of January 1, 2018 primarily due to impacts from application of revised standalone selling price methodologies, and due to certain hybrid pricing models, more specifically our FlexProtect hybrid licensing program, which was delivered prior to January 1, 2018. Under the previous guidance the entire transaction fee was recognized ratably, however, the new standard requires upfront recognition of a portion of the transaction price allocated to the functional license delivered at the inception of the arrangement.

Current Period Impact

The following tables summarize the impacts of adopting the new standard on the Company’s condensed consolidated financial statements for the six months ended June 30, 2018. Select consolidated balance sheet line items that reflect the adoption of the new standard are as follows (in thousands):

	June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
ASSETS
Deferred cost, current	$5,765	$(5,765)	-
Other assets including non-current deferred costs	19,393	(17,941)	1,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue, current	128,519	5,769	134,288
Deferred revenue	46,132	1,989	48,121

STOCKHOLDERS' EQUITY
Accumulated deficit	$(269,904)	$(31,464)	$(301,368)

Select Condensed Consolidated Statement of operations line items for the three and six months ended June 30, 2018 that reflect the adoption of the new standard are as follows (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
Net revenue:
Products and license	$19,218	$(2,776)	$16,442	$39,730	$(3,010)	$36,720
Services:
Subscriptions	36,484	(60)	36,424	71,438	26	71,464
Maintenance and Support	24,948	(440)	24,508	50,173	(1,398)	48,775
Professional services and training	4,150	124	4,274	7,703	186	7,889
Total services	65,582	(376)	65,206	129,314	(1,186)	128,128
Total net revenue	84,800	(3,152)	81,648	169,044	(4,196)	164,848
Operating expenses:
Sales and marketing	40,516	5,211	45,727	80,047	7,795	87,842
Loss from operations	(4,373)	(8,363)	(12,736)	(15,611)	(11,991)	(27,602)
Net loss	(23,059)	(8,363)	(31,422)	(32,840)	(11,991)	(44,831)
Net loss per share of common stock stockholders, basic and diluted	$(0.66)	$(0.24)	$(0.90)	$(0.95)	$(0.35)	$(1.29)

Select Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 that reflect the adoption of the new standard are as follows (in thousands):

	Six months ended June 30, 2018
Statement of Cash Flows	As reported	Adjustments	Balance without adoption of Topic 606
Net loss	$(32,840)	$(11,991)	$(44,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred costs	2,311	(2,311)	-
Changes in operating assets and liabilities:
Deferred costs	(10,106)	10,106	-
Deferred revenue	18,958	4,196	23,154
Net cash provided by operating activities	$36,328		$36,328

Disaggregation of Revenue

The Company’s revenue was comprised of the following major product and service lines (in thousands):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Major product/service lines
Products and licenses	$19,218	$20,012	$39,730	$39,590
Services:
Subscriptions	36,484	28,097	71,438	55,349
Maintenance and support	24,948	22,596	50,173	44,576
Professional services and training	4,150	3,730	7,703	7,228
	65,582	54,423	129,314	107,153
Total revenue	$84,800	$74,435	$169,044	$146,743

The company’s revenue by geographic region is based on the customer’s location and presented under footnote 10.

The following table presents the Company’s revenue by timing of revenue recognition (in thousands):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Timing of revenue recognition
Products and services transferred at a point in time	$19,218	$20,012	$39,730	$39,590
Products and services transferred over time	65,582	54,423	129,314	107,153
Total revenue	$84,800	$74,435	$169,044	$146,743

Deferred Revenue

The following table provides information about deferred revenues from contracts with customers (in thousands).

As of June 30, 2018
Deferred revenue (current)	$128,519
Deferred revenue	46,132
Total Deferred Revenue	$174,651

The deferred revenue balance includes customer deposits of $2.6 million, primarily related to cancellable services which were billed in advance.

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

$36.1 million and $82.5 million of services revenue was recognized during the three and six months ended June 30, 2018 respectively, that was included in the deferred revenue balances at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized over time related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 (in thousands).

	Remainder of 2018	2019	2020	2021	Thereafter

Performance obligations transferred over time	$88,060	$57,418	$21,854	$6,011	$1,308
Total net revenue	$88,060	$57,418	$21,854	$6,011	$1,308

Amortization of Deferred Costs

Deferred costs primarily consist of capitalized incremental contract origination costs and were $23,706 and $15,911 as of June 30, 2018 and January 1, 2018 respectively. For the three and six months ended June 30, 2018, amortization costs of $1,270 and $2,311 were recorded respectively, and there were no impairments of deferred costs.

2. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows (in thousands):

	As of June 30, 2018	As of December 31, 2017	As of June 30, 2017	As of December 31, 2016
Cash and cash equivalents	$209,194	$192,538	$147,427	$107,343
Restricted cash included in Current assets	30	52	52	68
Restricted cash included in Non-current assets	2,334	2,284	2,054	1,884
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$211,558	$194,874	$149,533	$109,295

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$64,042	-	-	$64,042
Money market funds	145,152	-	-	145,152
U.S. government and U.S. government agencies	-	-	-	-
Total	$209,194	$-	$-	$209,194
Short-term investments:
Commercial paper	1,492	1	2	1,491
Corporate debt obligations	124,370	-	669	123,701
U.S. government and U.S. government agencies	60,012	7	172	59,847
Certificate of deposits	240	-	1	239
Total	$186,114	8	$844	$185,278

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$92,030	-	-	$92,030
Money market funds	84,144	-	-	84,144
U.S. government and U.S. government agencies	16,367	-	3	16,364
Total	$192,541	-	$3	$192,538
Short-term investments:
Commercial paper	$699	-	-	$699
Corporate debt obligations	123,320	-	488	122,832
U.S. government and U.S. government agencies	43,097	-	114	42,983
Certificate of deposits	480	-	1	479
Total	$167,596	-	$603	$166,993

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of June 30, 2018 (in thousands):

	As of June 30, 2018
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$130,463	$129,982
Due within two years	55,651	55,296
Total	$186,114	$185,278

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2018 and 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,044	$2	$-	$-	$1,044	$2
Corporate debt obligations	53,163	331	70,538	338	123,701	669
U.S. government and U.S. government agencies	46,283	165	7,593	7	53,876	172
Certificate of deposits	-	-	239	1	239	1
	$100,490	$498	$78,370	$346	$178,860	$844

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$699	$-	$-	$-	$699	$-
Corporate debt obligations	77,715	377	45,117	111	122,832	488
U.S. government and U.S. government agencies	29,093	76	11,461	38	40,554	114
Certificate of deposits	-	-	479	1	479	1
	$107,507	$453	$57,057	$150	$164,564	$603

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2018.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	As of June 30, 2018
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$145,152	-	-	$145,152
Short-term investments:
Commercial paper	-	1,491	-	1,491
Corporate debt obligations	-	123,701	-	123,701
U.S. government and U.S. government agencies	-	59,847	-	59,847
Certificate of deposits	-	239	-	239
Total financial assets	$145,152	$185,278	-	$330,430
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$-	$1,412	-	$1,412

	As of December 31, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$84,144	$-	$-	$84,144
U.S. government and U.S. government agencies		16,364		16,364
Short-term investments:
Commercial paper	-	699	-	699
Corporate debt obligations	-	122,832	-	122,832
US government and US government agencies	-	42,983	-	42,983
Certificate of deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	551	-	551
Total financial assets	$84,144	$183,908	$-	$268,052

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, totaling $5.9 million and $6.6 million as of June 30, 2018 and December 31, 2017, respectively comprised of Level II assets.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in (accrued and other current liabilities)	$30,070	$(1,412)	$-	$-
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$-	$-	$66,560	$551

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$0	$1,445	$356	$4,332
Losses recognized in OCI (a)	$(2,202)	(17)	$(2,714)	(17)
Gains recognized from accumulated OCI into net income (b)	$60	$782	$317	$988
Losses recognized from accumulated OCI into net income (b)	$(395)	$(5)	$(395)	$(10)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into earnings, of which $70 and $265 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2018; $14 of gains and $92 of losses, were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2018; $54 and $723 were recognized within cost of sales and operating expenses, respectively, for the three months ended June 30, 2017 and $68 and $910 were recognized within cost of sales and operating expenses, respectively, for the six months ended June 30, 2017. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.

The Company did not have any goodwill impairments during three and six months ended June 30, 2018 and 2017.

The changes in the carrying amount of goodwill for the period ended June 30, 2018 were as follows (in thousands):

Balance as of January 1	$36,389
Changes during the six month period	-
Balance as of June 30	$36,389

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 7 to 10 years, using the straight-line method when the consumption pattern of the asset cannot be reliably determined. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three and six months ended June 30, 2018 and 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of June 30, 2018
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	5.5	$3,753	$(1,427)	$2,326
Customer relationships	5.5	480	(106)	374
Trade name and other	5.5	280	(60)	220
Total acquired intangibles	5.5	$4,513	$(1,593)	$2,920

	As of December 31, 2017
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	6.0	$3,753	$(1,216)	$2,537
Customer relationships	6.0	480	(71)	409
Trade name and other	6.0	280	(42)	238
Total acquired intangibles	6.0	$4,513	$(1,329)	$3,184

As of June 30, 2018, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2018 (remaining 6 months)	265
2019	529
2020	529
2021	529
Thereafter	1,068
Total expected amortization expense	$2,920

6. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2023. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases as of June 30, 2018 are as follows (in thousands):

	Operating Leases	Estimated Sublease Income
Period Ending June 30:
2018 (remaining 6 months)	3,912	312
2019	5,013	-
2020	4,754	-
2021	611	-
Thereafter	480	-
Total	$14,770	$312

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2018 and 2017 was $3.5 million and $3.2 million, respectively.

In connection with leases of office space, the Company may receive tenant improvement allowances from lessors for certain improvements the Company makes to the leased properties. The Company records the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and six months ending June 30, 2018 and 2017, the Company did not receive any tenant improvement allowances.

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

As of June 30, 2018 and December 31, 2017 the Company had $2.3 million in restricted deposits to secure bank guarantees provided to its lessors.

(b) Cancelable Lease Agreements

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of June 30, 2018. Motor vehicle lease expenses for the six months ended June 30, 2018 and 2017 were $2.5 million and $1.5 million, respectively.

(c) Purchase Commitments

As of June 30, 2018 and December 31, 2017, the Company had purchase commitments of $3.4 million and $2.6 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company is committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On August 25, 2017, a purported class action lawsuit was filed against the Company and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, the Company removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017, the Company filed a motion to dismiss the action. On April 9, 2018, the court granted the motion, dismissing several claims with prejudice and giving plaintiff thirty days to file an amended complaint with regards to the remaining claims. The plaintiff filed an amended complaint on May 10, 2018 with only one claim under the Fair Credit Reporting Act and no claims under the similar California laws.

On August 25, 2017, the same plaintiff filed a second purported class action lawsuit against the Company and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour, overtime, meal break and rest break rules and regulations, failure to provide for proper expense reimbursements, failure to maintain accurate and complete payroll records, failure to pay commissions and unfair business practices, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  The Company filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, the Company filed an answer to the amended complaint.

In June 2018, through formal mediation, the parties reached an agreement in principle to settle both actions. The Company recorded an accrual of $2.4 million included under other current and accrued liabilities for the six months period ended June 30, 2018 to cover the settlement of both class action lawsuits. Both settlements remain subject to the approval of the respective courts in which the actions were brought, among other conditions, and will not be funded until the courts issue final approvals of the settlements.

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

Except for the above settlement, in the opinion of management, liabilities associated with other claims from third parties, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of June 30, 2018 and December 31, 2017. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, condensed consolidated financial position, results of operations or cash flows.

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

(f) Indemnification

We are also under audit by taxing authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

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

Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  The Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy. The PRSUs provide for a target number of shares that generally vest over three years which includes a one-year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of annual revenue and annual operating margin targets for fiscal 2018 relative to the Company’s annual operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on the achievement percentage, and provided the award recipient remains employed through each applicable vesting date.

In 2017, the Company awarded performance-based restricted stock units subject to Company’s achievement of annual contract value for subscription bookings target and achieving cost efficiencies for total operating expenses for 2017 being 110% or less of the internal operating plan over an eight quarter period. The PRSU vest quarterly over eight quarter period from grant date through November 2019. Accordingly, the Company recognized an expense of $0.1 million and $0.5 million, respectively for the three and six months ended June 30, 2018. The Company recorded an expense of $0.9 million and $1.4 million respectively, for the three and six months ended June 30, 2017.

In 2018, the Company awarded performance-based restricted stock units to certain executives’ contingent on annual revenue growth compared to fiscal ended December 31, 2017 and annual operating margin targets. Vesting of such PRSU for all executives except for one is expected to occur evenly over eight quarter period from grant date through November 2020. For one executive vesting of such PRSU awarded is expected to occur evenly over six quarter period from grant date through May 2020. Accordingly, the Company recognized an expense of $1.5 million and $2.5 million, respectively for the three and six months ended June 30, 2018.

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

The Company initially reserved 100,000 shares of common stock for issuance under the 2015 Plan and subsequently increased the number of shares available for grant up to 550,000 shares. During the year ended December 31, 2017, the Company granted 101,200 RSUs under the 2015 Plan and during the three and six months ended June 30, 2018, the Company granted an additional 221,400 RSUs under the 2015 Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2018	997,674	$41.87	5.72	$5,689
Exercised	(205,563)	$31.88
Cancelled or forfeited	(154,028)	$52.14
Balances - June 30, 2018	638,083	$42.62	5.36	$6,284
Vested and expected to vest - June 30, 2018	638,083	$42.62	5.18	$6,284
Exercisable - June 30, 2018	573,632	$41.58	5.18	$6,068

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $48.25 of the Company’s common stock on June 30, 2018.

The aggregate intrinsic value of options exercised under the Plans was $3.1 million for the six months ended June 30, 2018. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2018	2,353,315	$47.42
Granted	983,345	$44.30
Granted, performance RSUs	438,980	$44.48
Released	(417,779)	$42.44
Cancelled or forfeited	(646,181)	$43.90
Unvested - June 30, 2018	2,711,680	$47.70

 As of June 30, 2018, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $89.6 million. As of June 30, 2018, this cost will be amortized to expense over a weighted-average remaining period of 2.81 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three and six months ended June 30, 2018 and 2017.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2003 Plan, 2011 Plan, ESPP, Inducement Option and RSU Plans, the Incapsula 2010 Share Incentive Plan and the 2015 Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Cost of revenue	$1,396	$1,403	$2,715	$2,672
Research and development	2,501	2,560	4,946	7,328
Sales and marketing	3,731	3,700	7,046	7,166
General and administrative	3,686	3,844	11,243	7,276
Restructuring charges	-	-	-	675
Total stock-based compensation expense	$11,314	$11,507	$25,950	$25,117

The Company did not issue stock option grants for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017.  The fair value of ESPP grants for the three and six months ended June 30, 2018 and 2017 was estimated using the following weighted average assumptions:

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
ESPP grants:
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	2.1%	1.1%	2.1%	1.1%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected Volatility	37%	52%	37%	52%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is generally recognized on a straight-line basis over the requisite service period of each grant, except for awards with performance or market conditions for which the accelerated recognition method is used.

8. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at April 1	$(251)	(1,011)	$(1,262)	$664	$(385)	$279
Other comprehensive income (loss) before reclassifications	(2,202)	167	(2,035)	1,196	22	1,218
Amounts reclassified to net income (loss)	335		335	(777)	-	(777)
Change in other comprehensive income (loss)	(1,867)	167	(1,700)	419	22	441
Balance at June 30	(2,118)	(844)	$(2,962)	$1,083	$(363)	$720

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$160	$(615)	$(455)	$(1,065)	$(413)	$(1,478)
Other comprehensive income (loss) before reclassifications	(2,356)	(229)	(2,585)	3,126	50	3,176
Amounts reclassified to net income (loss)	78	-	78	(978)	-	(978)
Change in other comprehensive income (loss)	(2,278)	(229)	(2,507)	2,148	50	2,198
Balance at June 30	$(2,118)	$(844)	$(2,962)	$1,083	$(363)	$720

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(2,202)	$-	$(2,202)	$1,428	(232)	$1,196
Reclassification adjustments [1]	$335	$-	$335	(777)	-	(777)
Unrealized gains (losses) on cash flow hedges, net	(1,867)	-	(1,867)	651	(232)	419
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$167	-	167	$34	(12)	22
Unrealized gains (losses) on investments:	167	-	167	34	(12)	22
Other comprehensive income (loss)	$(1,700)	$-	$(1,700)	$685	$(244)	$441

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(2,356)	-	$(2,356)	$4,315	(1,189)	$3,126
Reclassification adjustments [1]	78	-	78	(978)	-	(978)
Unrealized gains (losses) on cash flow hedges, net	(2,278)	-	(2,278)	3,337	(1,189)	2,148
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$(229)	-	$(229)	$78	(28)	50
Unrealized gains (losses) on investments:	(229)	-	(229)	78	(28)	50
Other comprehensive income (loss)	$(2,507)	$-	$(2,507)	$3,415	$(1,217)	$2,198

[1]	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

9. Income Taxes

 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. For the three months ended June 30, 2018 and 2017, the Company recorded an income tax expense of $19.7 million and income tax benefit of $0.9 million respectively.

The income tax expense for the three months ended June 30, 2018 includes $18.8 million of additional reserve for unrecognized tax benefits related to its Israeli operations.

The Company is currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation and transfer pricing. On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli research and development (R&D) subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance. The Company’s policy is to review and update tax reserves as facts and circumstances change. The additional tax reserve includes approximately $17.2 million of tax and $1.6 million of interest.

The remaining income tax expense includes tax expense based on our projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter.

The income tax benefit for the three months ended June 30, 2017 was primarily attributable to share-based award tax benefit and intraperiod tax benefit allocation to the income statement related to unrealized gains reported in other comprehensive income, offset in part by foreign and state income taxes. Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s domestic deferred tax assets.

10. Segment Information

The Company operates its business in one operating segment, which is the development, marketing, sales, service and support of cyber-security solutions that protect business-critical data and applications whether in cloud or on-premises. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Primary geographical markets
Americas
United States	$39,527	$36,701	$75,931	$74,346
Other	7,800	8,296	$17,278	15,473
Americas sub-total	$47,327	$44,997	$93,209	$89,819
EMEA	19,017	14,842	36,141	28,622
APAC	18,456	14,596	39,694	28,302
Total revenue	$84,800	$74,435	$169,044	$146,743

The following table presents long-lived assets by location (in thousands):

	As of June 30,	As of December 31,
	2018	2017
United States	$20,773	$23,697
Israel	4,672	4,640
Rest of world	215	254
Total long-lived assets	$25,660	$28,591

11. Restructuring Charges

In January 2018, the Company implemented a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. There is no restructuring charges during the three months ended June 30, 2018. The restructuring charge during the six months ended June 30, 2018 was $2.6 million of which substantially all were paid out by June 30, 2018. The restructuring activity was substantially completed by the end of the first quarter of 2018 and the Company does not expect material costs associated with the activity in future periods. All restructuring charges are reported in Restructuring and other, net in the Condensed Consolidated Statements of Operations.

The Company’s restructuring activity is summarized as follows (in thousands):

	Balance as of December 31, 2017	Additions	Adjustments	Cash payments	Balance as of June 30, 2018
Severance and termination-related costs	$-	$2,451	$-	$(2,438)	$13
Legal and other exit costs	-	100	-	(100)	-
Total	$-	$2,551	$-	$(2,538)	$13

	Balance as of December 31, 2016	Additions	Adjustments*	Cash payments	Balance as of June 30, 2017
Severance and termination-related costs	$1,132	$667	$(797)	$(1,002)	$-
Legal and other exit costs	-	-	-	-	-
Total	$1,132	$667	$(797)	$(1,002)	$-

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

The table below shows the reconciliation of the basic and diluted shares for the three and six months ended June 30, 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding:
Basic	34,833	33,640	34,638	33,425
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	-	-		559
Diluted	34,833	33,640	34,638	33,984

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three and six months ended June 30, 2018 and 2017 because the impact of them would have been antidilutive:

	For the three and six months ended June 30,
	2018	2017
Stock options to purchase common stock	638,083	1,179,087
Restricted stock units for common stock	2,711,680	2,417,349
Employee share purchase plan	100,726	85,413

13. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. This escrowed amount is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet as of June 30,

2018, As a result of the sale, the Company recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Operating loss	$-	$-	$-	$(3,567)
Loss before taxes	-	-	-	(3,648)
Net loss	-	-	-	(3,659)

14. Subsequent Event

On July 25, 2018, the Company through its wholly owned subsidiary Pahlmeyer Acquisition Sub, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prevoty, Inc (‘Prevoty’) and Fortis Advisors LLC, as the security holders’ Agent in an all cash transaction of $140 million subject to potential working capital and other adjustments. Prevoty, Inc is a DevOps security company that provides Runtime Application Self-Protection. The merger is subject to regulatory approvals and customary closing conditions, is expected to be completed in the third quarter of 2018.

As a part of the merger agreement, outstanding unvested shares of Prevoty stock are expected to be exchanged for an aggregate of approximately $0.6 million and subject to continued vesting. In addition, the Company will assume unvested options to purchase Prevoty capital stock held by persons that join Imperva as service providers on closing of the merger. On closing, Imperva expects to grant restricted stock units under the Company’s Amended and Restated 2015 Equity Inducement Plan to Prevoty employees valued at approximately $4.6 million based on average closing price of $56.35 per share. Additionally, on closing, an amount equal to $21 million in cash shall be deposited into an escrow fund for a period of 18 months (subject to specified exceptions) as security for the indemnification obligations of the Prevoty security holders.

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

Overview

We were incorporated as a Delaware corporation in 2002 with the vision of protecting high-value applications and data assets within the enterprise. Since that time we have been investing in our cyber security solutions to meet the rapidly evolving demands of customers. We shipped our initial web application security and data security products in 2002.  In 2006, we expanded our database security product to include compliance features. In 2010, we launched our file security offering. In addition, in 2010, we launched our cloud-based initiatives with ThreatRadar and, in 2011, we introduced our cloud-based offering for mid-market enterprises and small and medium-sized businesses (“SMB”) that we provided through Incapsula, Inc., which was majority owned by Imperva, Inc. until March 2014 when we acquired the remaining portion of Incapsula that we did not already own in order to more fully integrate its operations with ours. In January 2014, we acquired certain assets and liabilities of Tomium Software, LLC to accelerate our mainframe data security solutions. In February 2014, we acquired Skyfence Networks Ltd. to further our Software as a Service (“SaaS”) delivery models for internally facing corporate applications. In December 2016, we acquired certain assets and liabilities of Camouflage Software, Inc., to further our data masking, security and compliance solutions in the cloud and on-premises. In February 2017, we sold the assets of Skyfence to Forcepoint LLC.

In March 2017, we introduced our FlexProtect hybrid licensing program to give customers access to our on-premises and cloud offerings (hybrid solutions) for data and applications under a single license. At initial introduction, FlexProtect for Applications was available only as a subscription, and FlexProtect for Databases was available only as a perpetual license. In February 2018, we introduced a subscription offering for FlexProtect for Databases. Designed to give customers the flexibility to use Imperva products, regardless of where data and applications are initially deployed or migrated, Imperva FlexProtect directly supports dynamic hybrid cloud deployments and provides protection to manage this transition. During the second quarter of 2017, we released CounterBreach version 2.0 and announced enhancements to the Incapsula Content Delivery Network. During the second quarter of 2018, we introduced Imperva Attack Analytics. Imperva Attack Analytics is a cloud-based service that applies machine learning to correlate and distill thousands of security events into a few readable security narratives. Attack Analytics is included within FlexProtect for Applications, and available as a separate subscription for SecureSphere WAF and Incapsula.

In January 2018, we announced organizational changes designed to allow us to focus on customers and product innovation and to drive operational efficiencies. The reorganization enables us to reallocate resources and focus employees on transformation and growth initiatives.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services (including cloud-based services) and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of June 30, 2018, we had 322 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $37.6 million for the six months ended June 30, 2018 as compared to $32.0 million for the same period in 2017.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of on-premise software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of subscription services, maintenance and support, professional services and training. A majority of our revenue is derived from customers in the Americas region. In the six months ended June 30, 2018, 55.1%

of our total revenue was generated from the Americas, 21.4% from Europe, Middle East and Africa (“EMEA”) and 23.5% from Asia Pacific (“APAC”).

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

As of June 30, 2018, we had 6,267 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $234.3 million in 2015 to $321.7 million in 2017. We incurred net loss of $32.8 million in the six months ended June 30, 2018, and earned net income of $19.6 million in the six months ended June 30, 2017. As of June 30, 2018, we had an accumulated deficit of $269.9 million.

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

Beginning in the second quarter of 2018 and going forward, we plan to regularly report Billings in our Quarterly Reports in Form 10Q or on our Annual Reports on Form 10K.

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

Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription, maintenance and support. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period. While the change in our deferred revenue and revenue recognized in a given period comprise the majority of our sales activity during that period, they do not constitute the entire sales activity during the period. Our total sales activity also includes sales of products and services for which we have not yet met the criteria to recognize revenue or add such amounts to our deferred revenue balance. Revenue and deferred revenue from these transactions is recognized or recorded in future periods when we have met the required criteria. We discuss for the periods presented deferred revenue further below under “—Results of Operations.”

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

Net Cash Flow Provided By Operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven primarily by sales of our products and licenses, subscription services and from up-front payments from customers under maintenance and support contracts. Our primary uses of cash in operating activities are for personnel-related expenditures, costs of acquiring the hardware used for our appliances, marketing and promotional expenses and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business.

Number of Customers. We believe our customer count is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

Billings (Non-GAAP). We consider billings to be a useful metric used by management to manage the company’s business given the company’s hybrid-SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of the company’s business because it includes subscription and support revenue, which is recognized over the contractual service period, and product and license revenue, which is recognized at point in time, provided that all other revenue recognition criteria have been met. We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period and adjustment to the deferred revenue balance due to adoption of the new revenue recognition standard. Total billings were $188.0 million for June 30, 2018, an increase of 25.0% compared to $150.4 million in the same period last year.

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

We also believe that deferred revenue and net cash flow provided by operations are key financial metrics for our business. The components of deferred revenue and net cash flow provided by operations, as well as our rationale for monitoring these metrics, are discussed immediately below this table:

	Three months ended or As of June 30,		Six months ended or As of June 30,
	2018	2017	2018	2017
	(in thousands, except number of customers and percentages)
Net revenue	$84,800	$74,435	$169,044	$146,743
Gross margin	79.4%	79.1%	78.5%	79.2%
Loss from operations	$(4,373)	$(4,562)	$(15,611)	$(16,300)
Total deferred revenue	$174,651	$134,150	$174,651	$134,150
Cash, cash equivalents and short-term investments	$394,472	$319,887	$394,472	$319,887
Net cash provided by operations	$13,826	$5,442	$36,328	$23,938
Number of customers	6,267	5,591	6,267	5,591
Billings	$103,058	$83,436	$188,002	$150,422

Financial Overview

Net Revenue

We derive our revenue from sales and licenses of our products and sales of our services.

Our net revenue is comprised of the following:

•

Products and License Revenue—Products and license revenue is generated primarily from sales of perpetual software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Our SecureSphere product line consists of database security, file security and web application security. Our other product lines include CounterBreach, ThreatRadar and Camouflage. We offer multiple hardware appliance versions that accompany our SecureSphere software, each with different throughput capacities. Perpetual software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. Our FlexProtect hybrid licensing program contributes partially to products and license revenue. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units and accessories.

•

Services Revenue— Services revenue consists of subscription, maintenance and support and professional services and training. Subscription revenue is generated from sales of our cloud-based services such as Incapsula, Attack Analytics and ThreatRadar services as well as our FlexProtect subscription offerings. Incapsula services provide distributed denial of service protection (“DDoS”) and load balancing and failover. ThreatRadar services provide reputation and crowdsourced security intelligence services. Maintenance and support revenue is generated from support services that are bundled with appliances and add-on software modules. There are five levels of maintenance and support—Standard, Enhanced, Premium, Select and Select+ —and these are usually offered through agreements for one to three-year terms. Maintenance and support includes major and minor when-and-if available software updates; customer care, which includes our designated support engineer and Imperva resident engineer programs; content updates from our advanced security research group, the IDC, and hardware replacement. Professional services revenue consists of fees we earn related to implementation and consulting services we provide our customers. Training revenue consists of fees we earn related to training customers and partners on the use of our products. We expect subscription revenue will increase as sales of our cloud-based services and sales of FlexProtect subscriptions, continue to increase. We also expect that the services revenue from maintenance and support contracts will continue to grow along with the increase in the size of our installed base, partially offset by expected migration of our installed base to FlexProtect Subscriptions.

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

•

Cost of Services Revenue—Cost of services revenue is primarily comprised of personnel costs of our technical support team, our professional consulting services and training teams, our Security Operations Center team, facilities costs, data communication costs, subscription fees and depreciation. We expect that our cost of services revenue will increase in absolute dollars as we increase our headcount and grow our subscription-based business.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, restructuring charges and amortization of acquired intangible assets. Personnel costs are the most significant component of our operating expenses and consist of wages, benefits, bonuses, stock-based compensation, and with regard to sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire additional employees to continue to grow our business.

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

General and Administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, as well as professional fees, facilities costs and depreciation. General and administrative personnel costs include our executive, finance, order entry, human resources, information technology and legal functions. Our professional fees consist primarily of accounting, external legal, information technology and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Provision for Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. For the three months ended June 30, 2018 and 2017, the Company recorded an income tax expense of $19.7 million and income tax benefit of $0.9 million respectively.

The income tax expense for the three months ended June 30, 2018 includes $18.8 million of additional reserve for unrecognized tax benefits related to its Israeli operations.

The Company is currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation and transfer pricing. On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli R&D subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance. The Company’s policy is to review and update tax reserves as facts and circumstances change. The additional tax reserve includes approximately $17.2 million of tax and $1.6 million of interest.

The remaining income tax expense includes tax expense based on our projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter.

The income tax benefit for the three months ended June 30, 2017 was primarily attributable to share-based award tax benefit and intraperiod tax benefit allocation to the income statement related to unrealized gains reported in other comprehensive income, offset in part by foreign and state income taxes. Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, permanent tax adjustments, foreign operations and a valuation allowance against the Company’s domestic deferred tax assets.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and six months ended June 30, 2018 and 2017 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,				For the six months ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$19,218	22.7	$20,012	26.9	$39,730	23.5	$39,590	26.9
Services:
Subscriptions	36,484	43.0	28,097	37.7	71,438	42.3	55,349	37.8
Maintenance and support	24,948	29.4	22,596	30.4	50,173	29.7	44,576	30.4
Professional services and training	4,150	4.9	3,730	5.0	7,703	4.5	7,228	4.9
Total services	65,582	77.3	54,423	73.1	129,314	76.6	107,153	73.1
Total net revenue	84,800	100.0	74,435	100.0	169,044	100.0	146,743	100.0
Cost of revenue:
Products and license	1,364	1.6	1,823	2.4	3,638	2.2	3,755	2.6
Services	16,070	19.0	13,751	18.5	32,637	19.3	26,771	18.2
Total cost of revenue	17,434	20.6	15,574	20.9	36,275	21.6	30,526	20.8
Gross profit	67,366	79.4	58,861	79.1	132,769	78.5	116,217	79.2
Operating expenses:
Research and development	18,445	21.8	14,528	19.5	37,601	22.2	31,978	21.8
Sales and marketing	40,516	47.8	36,388	48.9	80,047	47.4	73,512	50.1
General and administrative	12,646	14.9	12,375	16.6	27,917	16.5	25,911	17.7
Restructuring charges	-	0.0	-	-	2,551	1.5	667	0.5
Amortization of purchased intangibles	132	0.2	132	0.2	264	0.2	449	0.3
Total operating expenses	71,739	84.7	63,423	85.2	148,380	87.8	132,517	90.4
Loss from operations	(4,373)	(5.3)	(4,562)	(6.1)	(15,611)	(9.3)	(16,300)	(11.2)
Gain on sale of business	-	0.0	-	-	-	0.0	35,871	24.4
Other income (expense), net	972	1.1	158	0.2	1,949	1.2	66	-
Income (loss) before provision for income taxes	(3,401)	(4.2)	(4,404)	(5.9)	(13,662)	(8.1)	19,637	13.2
Provision for income taxes	19,658	23.2	(914)	(1.2)	19,178	11.3	44	-
Net income (loss)	$(23,059)	(27.4)	$(3,490)	(4.7)	$(32,840)	(19.4)	$19,593	13.2

Comparison of the Three Months Ended June 30, 2018 and 2017

	For the three months ended June 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Net revenue:
Products and license	$19,218	$20,012	22.7%	26.9%	$(794)	-4.0%
Services:
Subscriptions	36,484	28,097	43.0%	37.7%	8,387	29.9%
Maintenance and Support	24,948	22,596	29.4%	30.4%	2,352	10.4%
Professional Services and Training	4,150	3,730	4.9%	5.0%	420	11.3%
Total Services	65,582	54,423	77.3%	73.1%	11,159	20.5%
Total net revenue	$84,800	$74,435	100.0%	100.0%	$10,365	13.9%

Revenue by geographic region:
United States	$39,527	$36,701	46.6%	49.3%	$2,826	7.7%
Other	7,800	8,296	9.2%	11.1%	(496)	-6.0%
Americas sub-total	47,327	44,997	55.8%	60.5%	2,330	5.2%

EMEA	19,017	14,842	22.4%	19.9%	4,175	28.1%
APAC	18,456	14,596	21.8%	19.6%	3,860	26.4%
Total net revenue	$84,800	$74,435	100.0%	100.0%	$10,365	13.9%

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Our total net revenue increased by $10.4 million during the three months ended June 30, 2018 primarily due to increased demand for subscription service offerings. Products and license revenue decreased by $0.8 million during the three months ended June 30, 2018 as customers continue to adopt our subscription-based offering. Services revenue increased by $11.2 million primarily due to an increase in subscription revenue resulting from our cloud-based security services, in addition to an increase in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $0.4 million, primarily due to timing of projects.

We had 201 orders exceeding $100,000 during the three months ended June 30, 2018, compared to approximately 171 orders during the three months ended June 30, 2017. Also, as customers migrate to our new Flexprotect hybrid licensing program, we continue to see a portion of product revenue shift to the subscription revenue line. This growth is represented by increased revenues in United States, EMEA and APAC, partially offset by decreased revenues in the Other region mainly due to lower product revenues.

Comparison of the Six Months Ended June 30, 2018 and 2017

	For the six months ended June 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Net revenue:
Products and license	$39,730	$39,590	23.5%	26.9%	$140	0.4%
Services:
Subscriptions	71,438	55,349	42.3%	37.8%	16,089	29.1%
Maintenance and Support	50,173	44,576	29.7%	30.4%	5,597	12.6%
Professional Services and Training	7,703	7,228	4.6%	4.9%	475	6.6%
Total Services	129,314	107,153	76.5%	73.1%	22,161	20.7%
Total net revenue	$169,044	$146,743	100.0%	100.0%	$22,301	15.2%

Revenue by geographic region:
United States	$75,931	$74,346	44.9%	50.7%	$1,585	2.1%
Other	17,278	15,473	10.2%	10.5%	1,805	11.7%
Americas sub-total	93,209	89,819	55.1%	61.2%	3,390	3.8%

EMEA	36,141	28,622	21.4%	19.5%	7,519	26.3%
APAC	39,694	28,302	23.5%	19.3%	11,392	40.3%
Total net revenue	$169,044	$146,743	100.0%	100.0%	$22,301	15.2%

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Our total net revenue increased by $22.3 million during the six months ended June 30, 2018 due to increased demand primarily for our service offerings, especially in the subscription service line due to strong cloud-based security services. Products and license revenue increased marginally by $0.1 million during the six months ended June 30 2018. Services revenue increased significantly by $22.2 million as a result of increase in cloud-based subscription security services, in additional to an overall increase in maintenance and support revenue from larger installed base in all regions. Our professional services and training revenue increased by $0.5 million, primarily due to timing of projects.

As customers migrate to our new Flexprotect hybrid licensing program and other subscription based service offerings, we continue to see a portion of product revenue shift to the subscription revenue line. We had 384 orders exceeding $100,000 during the six months ended June 30, 2018, compared to 329 orders during the six months ended June 30, 2017. This growth is represented across all regions mainly due to increasing demand for our service offerings, an increase in our international sales personnel and improved sales execution. Geographically, our growth was most significantly noted in APAC by 40.3% followed by EMEA by 26.3%, and the Americas by 3.8%.

Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017		2018	2017
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$17,854	$18,189		$36,092	$35,835
Gross Margin %	92.9%	90.9%	2.0	90.8%	90.5%	0.3
Services gross profit	49,512	40,672		96,677	80,382
Gross Margin %	75.5%	74.7%	0.8	74.8%	75.0%	(0.2)
Total gross profit	$67,366	$58,861		$132,769	$116,217
	79.4%	79.1%	0.3	78.5%	79.2%	(0.7)

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Our overall gross margin increased by 0.3%, to 79.4% during the three months ended June 30, 2018.  Products and license gross margin increased due to higher sales of Licenses for Virtual Appliances which generally have a higher gross margins.

The services gross margin increased by 0.8% mainly attributable to a greater increase in services revenues compared to corresponding increase in cost of services.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Our overall gross margin decreased by 0.7% to 78.5% during the six months ended June 30, 2018.  Products and license gross margin increased marginally by 0.3% due to higher sales of virtual appliances that generally have higher gross margins offset by a reduction in services margins mainly attributable to higher costs.

The services gross margin decreased by 0.2%, attributable to higher costs associated with expanding our infrastructure for our cloud-based services and allocated facilities and overhead costs to support an increasing number of customers.

Operating Expenses

	For the three months ended June 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Operating expenses:
Research and development	$18,445	$14,528	21.8%	19.5%	$3,917	27.0%
Sales and marketing	40,516	36,388	47.8%	48.9%	4,128	11.3%
General and administrative	12,646	12,375	14.9%	16.6%	271	2.2%
Restructuring charges	-	-	0.0%	0.0%	-	0.0%
Amortization of acquired intangible assets	132	132	0.2%	0.2%	-	0.0%
Total operating expenses (1)	$71,739	$63,423	84.7%	85.2%	$8,316	13.1%

(1) Includes stock-based compensation expense:
Research and development	2,501	2,560
Sales and marketing	3,731	3,700
General and administrative	3,686	3,844
Restructuring charges	-	-
Total stock-based compensation expense	$9,918	$10,104

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Research and development expenses increased by $3.9 million, or 27.0%, to $18.4 million during the three months ended June 30, 2018 from $14.5 million during the three months ended June 30, 2017. The increase was primarily due to an increase in personnel costs, development tools costs and other allocated facilities and overhead costs.

Sales and marketing expenses increased by $4.1 million, or 11.3%, to $40.5 million during the three months ended June 30, 2018 from $36.4 million during the three months ended June 30, 2017. The increase was principally due to higher costs attributable to strategic consulting expenses, marketing programs and events and other allocated facilities and overhead costs. This increase was partially offset by a reduction in personnel related costs from lower headcount and capitalization of commission expenses pursuant to the adoption of the new revenue standard in 2018.

General and administrative expenses increased by $0.3 million, or 2.2%, to $12.6 million during the three months ended June 30, 2018 from $12.4 million during the three months ended June 30, 2017. The change was primarily due to an increase in personnel costs, consulting costs and legal expenses, off-set by a decrease in allocated facilities and overhead costs.

	For the six months ended June 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Operating expenses:
Research and development	$37,601	$31,978	22.2%	21.8%	$5,623	17.6%
Sales and marketing	80,047	73,512	47.4%	50.1%	6,535	8.9%
General and administrative	27,917	25,911	16.5%	17.7%	2,006	7.7%
Restructuring charges	2,551	667	1.5%	0.5%	1,884	282.5%
Amortization of acquired intangible assets	264	449	0.2%	0.3%	(185)	-41.2%
Total operating expenses (1)	$148,380	$132,517	87.8%	90.4%	$15,863	12.0%

(1) Includes stock-based compensation expense:
Research and development	4,946	7,328
Sales and marketing	7,046	7,166
General and administrative	11,243	7,276
Restructuring charges	-	675
Total stock-based compensation expense	$23,235	$22,445

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Research and development expenses increased by $5.6 million, or 17.6%, primarily due to an increase in personnel costs, higher allocated facilities, overhead costs and increased development tools costs. These increases were partially offset by a decrease in stock-based compensation due to absence of accelerated vesting of certain restricted shares of common stock, which occurred during the first quarter of 2017.

Sales and marketing expense increased by $6.5 million, or 8.9%, primarily due to an increase in third-party consulting services, an increase in allocated facilities and overhead costs and an increase in costs attributable to marketing programs and events. This increase was offset by a reduction in personnel related costs from lower headcount and from the capitalization of commission expenses pursuant to the adoption of the new revenue standard in 2018.

General and administrative expenses increased by $2.0 million, or 7.7%, primarily due to increase in personnel costs, increase in consulting costs and increase in legal costs, offset by decrease in allocated facilities and overhead costs and decrease in travel costs.

We incurred restructuring charges of $2.6 million during the six months ended June 30, 2018 in connection with a restructuring plan implemented in January 2018. The restructuring charges primarily represent termination-related expenses and other costs incurred to implement the plan. The restructuring plan was designed to improve customer experiences, fuel product innovation and increase operational effectiveness. We incurred restructuring charges of $0.7 million, attributable to stock-based compensation, during the six months ended June 30, 2017 in connection with the restructuring plan implemented in November 2016. The November 2016 plan was designed to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally.

Amortization of purchased intangibles decreased by $0.2 million, or 41% during the six months ended June 30, 2018.  The decrease is due to the sale of the acquired intangible assets of Skyfence in the first quarter of 2017.

Loss from Operations

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$(4,373)	$(4,562)	$189	4.1%	$(15,611)	$(16,300)	$689	4.2%

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Our loss from operations decreased by $0.2 million primarily due to higher gross profit partially offset by increased total operating expenses mainly attributable to higher facilities and overhead costs and higher personnel costs.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Our loss from operations decreased by $0.7 million primarily due to higher gross profit partially offset by increased total operating expenses mainly attributable to higher facilities and overhead costs, higher personnel costs including stock based compensation, higher third party consulting costs and higher restructuring charges in connection with the January 2018 restructuring plan.

Gain on Sale of Business

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$-	$-	$-	0.0%	$-	$35,871	$(35,871)	100.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income (Expense), Net

For the three months ended June 30,		Change		For the six months ended June 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$972	$158	$814	515.2%	$1,949	$66	$1,883	2853.0%

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Other income increased by $0.8 million primarily due to increase in interest income from increased short-term investments, decrease in bank commission expense, and decrease in amortization of premium/discount on investments and changes in foreign exchange rates.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Other income increased by $1.9 million primarily due to increase in interest income from increased short-term investments, decrease in bank commission expense, and decrease in amortization of premium/discount on investments and changes in foreign exchange rates.

Provision for Income Taxes

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
					(dollars in thousands)
Provision for income taxes	$19,658	$(914)	$20,572	(2,251)%	$19,178	$44	$19,134	43,486%
Effective tax rate	578%	(20.8)%			140%	(0.2)%

For the three months ended June 30, 2018, we recorded an income tax expense $19.7 million compared to an income tax benefit of $0.9 million for the three months ended June 30, 2017. The income tax expense for the three months ended June 30, 2018 includes $18.8 million of additional reserve for unrecognized tax benefits related to our Israeli operations.  The remaining tax expense includes our projected effective tax rate for 2018, net of share-based tax benefit recognized during the quarter.  The income tax benefit for the three months ended June 30, 2017 was primarily attributable to tax benefits related to share-based award tax benefit and intraperiod tax benefit allocation to the income statement related to unrealized gains reported in other comprehensive income, offset in part by foreign and state income taxes.

For the six months ended June 30, 2018, we recorded an income tax expense of $19.2 million compared to income tax expense of $0.04 million for the six months ended June 30, 2017. The income tax expense for the six months ended June 30, 2018 was primarily due to the $18.8 million additional reserve for unrecognized tax benefits related to our Israeli operations. The remaining income tax expense includes tax expense based on our projected effective tax rate for 2018, net of share-based award tax benefit recognized during the period. The income tax expense for the six months ended June 30, 2017 was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of Skyfence, offset in part by tax benefits related to share-based award tax benefit and an intraperiod tax benefit allocation to the income statement related to unrealized gains reported in other comprehensive income.

Deferred Revenue

	As of June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Total deferred revenue	$174,651	$134,150	$40,501	30.2%

Deferred revenue increased by $40.5 million, or 30.2%, primarily attributable to an increase in our subscription base arrangements resulting in higher volume of renewals of subscription and maintenance and support agreements, due multiyear subscription arrangements, and to a lesser extent, due to new sales of subscription, maintenance and support arrangements.

Number of Customers

	As of June 30,		Change
	2018	2017	Amount	%
Number of customers	6,267	5,591	676	12.1%

Our number of customers increased by 676 or 12%, to 6,267 as of June 30, 2018. Our growth in customer count was driven by increasing market acceptance of our products. For the purposes of this end customer count, we define end customers as those who purchase directly through our sales force or indirectly through our channel partners.

Billings

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Total Revenue	$84,800	$74,435	$169,044	$146,743
Add: Change in deferred revenue	18,258	9,001	15,396	3,679
Deferred revenue adjustment due to adoption of the new revenue recognition standard	-	-	3,562	-
Total billings	$103,058	$83,436	$188,002	$150,422

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

On July 25, 2018, the Company through its wholly owned subsidiary Pahlmeyer Acquisition Sub, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prevoty, Inc (‘Prevoty’) and Fortis Advisors LLC, as the security holders’ Agent in an all cash transaction of $140 million subject to potential working capital and other adjustments. Prevoty, Inc is a DevOps security company that provides Runtime Application Self-Protection. The merger is subject to regulatory approvals and customary closing conditions, is expected to be completed in the third quarter of 2018.

As a part of the merger agreement, outstanding unvested shares of Prevoty stock are expected to be exchanged for an aggregate of approximately $0.6 million and subject to continued vesting. In addition, the Company will assume unvested options to purchase Prevoty capital stock held by persons that join Imperva as service providers on closing of the merger. On closing, Imperva expects to grant restricted stock units under the Company’s Amended and Restated 2015 Equity Inducement Plan to Prevoty employees valued at approximately $4.6 million based on average closing price of $56.35 per share. Additionally, on closing, an amount equal to $21 million in cash shall be deposited into an escrow fund for a period of 18 months (subject to specified exceptions) as security for the indemnification obligations of the Prevoty security holders. The Company will utilize its cash and cash equivalents and short term investments to fund the acquisition of Prevoty.

Capital Resources

As of June 30, 2018, we had $394.5 million of cash, cash equivalents and short-term investments, $19.8 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $394.5 million as of June 30, 2018. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $35.0 million from the sale of Skyfence in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014 and Camouflage in December 2016, and our acquisitions of Skyfence and Incapsula in February 2014, which included cash consideration totaling approximately $29.4 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities, the acquisition of other businesses and overall economic conditions.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the six months ended June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$36,328	$23,938
Net cash (used in)/provided by investing activities	$(22,087)	$9,941
Net cash provided financing activities	$3,242	$5,104

Cash Flows from Operating Activities

Net cash provided by operating activities of $36.3 million for the six months ended June 30, 2018 reflected a net loss of $32.8 million, adjusted for non-cash charges of $35.6 million primarily due to stock-based compensation expense of $26.0 million and a depreciation and amortization charge of $6.2 million, as well as a net change of $33.5 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of an increase due to our deferred revenue of $19.0 million, increase in income tax payable by $9.7 million, increase in accrued and other liabilities of $7.2 million, increase in accrued severance pay of $0.7 million, increase in deferred costs of $10.1 million, decrease in deferred tax assets of $1.0 million, decrease in accounts receivable of $5.2 million offset by increase in  prepaid expenses and other assets of $1.5 million, decrease in accrued compensation and benefits of $0.2 million and decrease in accounts payable of $0.7 million.

Net cash provided by operating activities of $23.9 million for the six months ended June 30, 2017 reflected a net income of $19.6 million, adjusted for non-cash charges of $6.7 million primarily due to gain on sale of business of $35.9 million partially offset by stock-based compensation expense of $25.1 million and a depreciation and amortization charge of $5.4 million, as well as a net change of $11.7 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of an increase in our deferred revenue of $5.4 million, a decrease in accounts receivable of $3.2 million, an increase in both accrued compensation and benefits of $3.6 million and accrued and other liabilities of $3.0 million offset by a decrease in accounts payable of $1.9 million, increase in deferred tax assets of $1.6 million and increase in prepaid expenses and other assets of $0.9 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments and expenditures to purchase property and equipment.

Cash used in investing activities during the six months ended June 30, 2018 was $22.1 million, primarily resulting from purchases of short-term investments of $51.3 million, net purchases of property and equipment of $3.4 million offset by proceeds from the maturities of short-term investments of $32.6 million.

Cash provided by investing activities during the six months ended June 30, 2017 was $9.8 million, primarily resulting from proceeds from disposition of Skyfence of $35.0 million, proceeds from the maturities of short-term investments of $50.9 million offset by purchases of short-term investments of $69.5 million and capital expenditures of $6.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2018 primarily as a result of net proceeds from issuance of common stock of $6.5 million, proceeds from issuance of ESPP stock purchases of $3.4 million offset by shares withheld for tax withholding of $6.8 million.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2017 primarily as a result of net proceeds from issuance of common stock of $11.7 million offset by shares withheld for tax withholding of $6.6 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$3,912	$5,013	$4,754	$611	$480	$-	$14,770
Severance Pay Fund(2)	-	-	-	-	-	-	7,346
Purchase commitments(3)	3,437	-	-	-	-	-	$3,437
Total	$7,349	$5,013	$4,754	$611	$480	$-	$25,553

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the six months ended June 30, 2018, we made regular lease payments of $3.5 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of June 30, 2018 includes $7.3 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

3

Purchase commitments are non-cancelable contractual obligations to purchase hardware appliances and related component parts from our vendors in advance of anticipated sales, generally within six months from the date the inventory arrived at the vendor’s warehouse.

4     Estimated gross unrecognized tax benefits, including interest, recorded as current taxes payable that relate to ongoing tax examinations of our Israeli subsidiaries by the taxing authority.

Excluded from the table was $10.2 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year.  See Note 9 to our condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our market risk exposures during the three and six months ended June 30, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On August 25, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017 we filed a motion to dismiss the action. On April 9, 2018, the Court granted the motion, dismissing several claims with prejudice and giving plaintiff thirty days to file an amended complaint with regards to the remaining claims. The plaintiff filed an amended complaint on May 10, 2018 with only one claim under the Fair Credit Reporting Act and no claims under the similar California laws.

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

In June 2018, through formal mediation, the parties reached an agreement in principle to settle both class action lawsuits. The Company recorded an accrual of $2.4 million included under other current and accrued liabilities for the six months ended June 30, 2018 to cover the settlement of both class action lawsuits.  Both settlements remains subject to the approval of the respective courts in which the actions were brought, among other conditions, and will not be funded until the courts issue final approvals of the settlements.

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

We incurred net losses in each fiscal year from our inception through 2016. Our net losses in 2016 were $70.3 million. While we generated net income of $22.9 million in 2017, we had an accumulated deficit of $269.9 million as of June 30, 2018. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue may decline or its growth may slow for a number of possible reasons. Demand for our products or services may slow. Competition may increase. Our overall market may experience a decline or its growth may slow. We may experience difficulty executing on our go-to-market sales plan. We may fail to capitalize on growth opportunities such as subscription renewals and introducing new products and services. The shift by customers to purchase our products and services on a subscription basis may happen faster than we anticipate.  In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses related to being a public company with global operations. If our revenue does not increase at a rate that proportionally offsets these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to sustain profitability and our net losses may increase. We may not be able to sustain or increase profitability on a consistent basis. Any failure by us to maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We tend to receive a significant portion of sales orders and generate a significant majority of product revenue during the last two weeks of each quarter. This pattern is due in part to customer buying habits and the efforts of our sales force and channel partners to meet or exceed quarterly quotas. The fact that so many orders arrive at the end of a quarter means that our revenue may shift from one quarter to the next if we cannot fulfill all of the orders and satisfy all of the revenue recognition criteria under our accounting policies before the quarter ends.  If expected revenue at the end of any quarter is delayed because anticipated purchase orders fail to materialize, our logistics partners fail to ship or deliver products on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, then our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Our cyber security products may falsely detect threats that do not actually exist. For example, our ThreatRadar Reputation Services product relies on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from anonymous proxies, specific IP addresses, botnets and phishing sites. Our Attack Analytics product aggregates event data from our SecureSphere and Incapsula web application firewalls to identify attack patterns for customers.  If the information from these data sources is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products and services restrict access to important databases, files or applications based on falsely identifying users or traffic as an attack or otherwise unauthorized, then our customers’ businesses could be adversely effected. Any such false identification of users or traffic could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.

In order to remain competitive, and build upon our product strategy, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, on July 26, 2018, we announced that we entered into a material agreement to acquire Prevoty, Inc., a leader in runtime application self-protection software.  Prior to that, we acquired assets from Camouflage Software Inc. in December 2016, completed our acquisition of the remaining shares of Incapsula, Inc. in March 2014, acquired the outstanding shares of Skyfence Networks Ltd. in February 2014 and acquired assets from Tomium Software, LLC in January 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but may be required to pay in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner.

Acquisitions involve many risks. Acquisitions could negatively impact our results of operations for a number of reasons including if:

•	an acquisition requires us to incur charges, substantial debt or liabilities;
•	an acquisition causes adverse tax consequences, substantial depreciation or deferred compensation charges;
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

In February 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC. The disposition of Skyfence assets or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Any such dispositions could result in disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development or sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer or division of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our IP rights or our ability to assert our IP rights against such purchasers or other third parties.

If we are unable to improve our systems and processes, our operating results will be negatively affected.

We rely heavily on information technology systems to help manage critical operating activities, such as customer relationship management, customer success, support and training, sales forecasting, demand generation, order processing, revenue recognition, financial forecasting, enterprise resource planning, inventory and supply chain management, human resources operations, equity and internal collaboration tools. To manage any future growth effectively, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely manner.

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

In January 2018, we announced a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. As a result of these changes, we incurred pre-tax restructuring charges of $2.6 million in the six months ended June 30, 2018, substantially all of which are for cash severance costs. While we anticipate approximately $10.0 million in savings in future periods, which we intend to use to fund incremental investments in new initiatives and growth priorities, we cannot be sure our savings will reach the desired levels, achieve the desired benefits, or improve our results as we expect, or in the time frame that we expect. There may also be unanticipated costs that we will be required to prioritize instead. If we are unable to realize the expected outcomes from the restructuring plan, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

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

Sales to U.S. and foreign federal, state and local governmental agency customers across all product lines for the years ended December 31, 2016 and 2017 was approximately 10% and 9% of bookings, respectively, and 6% for the six months ended June 30, 2018. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

We rely significantly on revenue from maintenance and support which may decline and, because we recognize revenue from such services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.Our maintenance and support revenue accounted for 30% of total revenue for 2016, 28% of total revenue for 2017, and 29% of revenue for the six months ended June 30, 2018. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in fiscal year 2016, fiscal year 2017 and the six months ended June 30, 2018, we incurred approximately 38%, 32% and 36%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2018, Imperva and its subsidiaries had 39 issued patents and 18 patent applications pending as of June 30, 2018 in the United States and 2 issued patents in Canada. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We operate infrastructure that supports our Attack Analytics, ThreatRadar and Security Operations Center services and use third party hosting facilities for certain Incapsula, Attack Analytics and ThreatRadar services. Despite precautions taken within our own internal network and at these third party facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems could result in lengthy interruptions in our services.

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

In addition, in April 2018, the Israeli Supreme Court decided on the appeals by Kontera Technologies Ltd. and Finisar Israel Ltd. As a result of the court’s ruling, Israeli subsidiaries implementing a cost-plus arrangement must include employee stock-based compensation in the cost base, notwithstanding that such expenses were specifically disallowed as a tax deduction for Israeli tax purposes. As a result of the decision, we took an additional tax reserve of approximately $17.2 million in taxes and $1.6 million in interest. Both amounts are recorded under income tax expense in the condensed consolidated statement of operations. This adjustment represents a significant change in the estimated tax exposure for our Israeli subsidiaries.

Our determinations regarding income tax recognition and measurement attributes are subject to significant judgment, as set forth in ASC 740-10 on Income Taxes. In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We are currently under audit by the Israeli Tax Authority. The audit includes the review of our intercompany charges, cross-jurisdictional transfer pricing, determinations regarding the inclusion of stock-based compensation expense as part of a cost-plus arrangement and taxes owed on the purchase and sale of Skyfence intellectual property and related assets in 2017. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.

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

We have been and may in the future become subject to claims and litigation alleging violations of the securities laws or similar claims, which could harm our business and require us to incur significant costs. For example, in August 2017, two purported class action lawsuits were filed against us alleging background check law violations and wage and hour law violations, among other allegations.  Prior to that, in April 2014, a purported stockholder class action lawsuit was filed against us and certain of our officers alleging that we made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. While we settled the federal securities laws litigation in January 2018, and as described further in Part II, Item 1 (Legal Proceedings), we recently reached an agreement in principle to settle the August 2017 claims, future litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed on February 23, 2018 (File No. 001-35338), we have used $29.4 million of the proceeds in connection with acquisitions.  Other than as disclosed in our Annual Report on Form 10-K there were no additional uses of proceeds for the six months ended June 30, 2018.  We expect to use remaining net IPO proceeds for working capital and general corporate purposes, including acquisitions. Although we may also use a portion of the net proceeds for acquisition of complementary businesses, technologies or other assets, we have no present understandings, commitments or agreements to enter into any acquisitions.

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

For the quarter ended June 30, 2018, we did not sell any unregistered securities.

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

Date: August 3, 2018	IMPERVA, INC.

	By:	/s/ Christopher S. Hylen
Christopher S. Hylen
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2018

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)