Form 10-Q
period 2018-09-30
IMPERVA INC
filed 2018-11-05
CIK 1364962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Imperva, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2018: 35,197,514 shares.

IMPERVA, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,932	$192,538
Short-term investments	148,487	166,993
Restricted cash	30	52
Accounts receivable, net of allowance of $1,139 and $936 as of September 30, 2018 and December 31, 2017, respectively	68,261	75,535
Deferred costs, current	6,647	-
Inventory	189	617
Prepaid expenses and other current assets	9,191	14,894
Total current assets	388,737	450,629
Property and equipment, net	22,600	25,407
Goodwill	149,445	36,389
Intangible assets, net	14,376	3,184
Severance pay fund	5,799	6,554
Restricted cash	2,603	2,284
Deferred tax assets	995	2,022
Other assets including non-current deferred costs	21,388	1,593
TOTAL ASSETS	$605,943	$528,062
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,372	$5,869
Income taxes	8,916	$319
Accrued compensation and benefits	23,422	22,913
Accrued and other current liabilities	15,327	11,098
Deferred revenue, current	137,814	126,174
Total current liabilities	190,851	166,373
Long-term accrued severance pay	6,564	7,238
Other non-current liabilities	12,887	6,253
Deferred revenue	54,022	33,081
TOTAL LIABILITIES	264,324	212,945
Commitments and contingencies (See note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value - 145,000,000 shares authorized, 35,151,159 and 34,233,888 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	612,249	572,106
Accumulated deficit	(268,846)	(256,537)
Accumulated other comprehensive loss	(1,787)	(455)
TOTAL STOCKHOLDERS' EQUITY	341,619	315,117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$605,943	$528,062

See Notes to Condensed Consolidated Financial Statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenue:
Products and license	$23,241	$26,627	$62,971	$66,217
Services	68,392	57,265	197,706	164,418
Total net revenue	91,633	83,892	260,677	230,635
Cost of revenue:
Products and license	1,985	1,883	5,623	5,638
Services	16,997	14,684	49,634	41,455
Total cost of revenue	18,982	16,567	55,257	47,093
Gross profit	72,651	67,325	205,420	183,542
Operating expenses:
Research and development	18,618	15,515	56,219	47,493
Sales and marketing	39,051	38,245	119,098	111,757
General and administrative	13,872	13,645	41,789	39,556
Restructuring charges	-	-	2,551	667
Amortization of intangible assets	644	133	908	582
Total operating expenses	72,185	67,538	220,565	200,055
Income (loss) from operations	466	(213)	(15,145)	(16,513)
Gain on sale of business	-	-	-	35,871
Other income, net	1,034	567	2,983	633
Income (loss) before provision for income taxes	1,500	354	(12,162)	19,991
Income tax expense	442	724	19,620	768
Net income (loss)	$1,058	$(370)	$(31,782)	$19,223
Earnings per share:
Basic	$0.03	$(0.01)	$(0.91)	$0.57
Diluted	$0.03	$(0.01)	$(0.91)	$0.56
Shares used in computing earnings per share:
Basic	35,066	33,907	34,782	33,590
Diluted	35,745	33,907	34,782	34,118

See Notes to Condensed Consolidated Financial Statements

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,058	$(370)	$(31,782)	$19,223
Other comprehensive income (loss), net of tax:
Net change in net unrealized gain (loss) on investments	284	55	55	105
Net change in unrealized gain (loss) on hedging instruments	891	(987)	(1,387)	1,161
Total other comprehensive (loss) income, net of tax	1,175	(932)	(1,332)	1,266
Comprehensive income (loss)	$2,233	$(1,302)	$(33,114)	$20,489

See Notes to Condensed Consolidated Financial Statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2018
Balance as at January 1, 2018	34,233,888	$3	$572,106	$(256,537)	$(455)	$315,117
Cumulative effect of a change in accounting principle	-	-	-	19,473	-	19,473
Issuance of common stock under employee equity plans, net of repurchases	917,271	-	10,799	-	-	10,799
Stock-based compensation	-	-	37,931	-	-	37,931
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(9,151)	-	-	(9,151)
Assumed equity awards in acquisitions			564			564
Component of other comprehensive income (loss), net of tax
Change in unrealized gain on investments	-	-	-	-	55	55
Change in unrealized loss on hedging instruments	-	-	-	-	(1,387)	(1,387)
Net loss	-	-	-	(31,782)		(31,782)
Comprehensive loss						(33,114)
Balance as at September 30, 2018	35,151,159	$3	$612,249	$(268,846)	$(1,787)	$341,619

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
For the nine months ended September 30, 2017
Balance as at January 1, 2017	33,088,990	3	510,257	(276,819)	(1,478)	231,963
Cumulative effect of a change in accounting principle			2,601	(2,587)	-	14
Issuance of common stock under employee equity plans, net of repurchases	924,350	-	17,915	-	-	17,915
Stock-based compensation	-	-	36,588	-	-	36,588
Shares withheld for tax withholding on vesting of restricted stock units	-	-	(8,217)	-	-	(8,217)
Components of other comprehensive income, net of tax
Change in unrealized gain on investments	-	-	-	-	105	105
Change in unrealized gain on hedging instruments	-	-	-	-	1,161	1,161
Net income	-	-	-	19,223	-	19,223
Comprehensive income						20,489
Balance as at September 30, 2017	34,013,340	$3	$559,144	$(260,183)	$(212)	$298,752

See Notes to Condensed Consolidated Financial Statements.

IMPERVA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,782)	$19,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,709	7,780
Amortization of deferred costs	3,864	-
Stock-based compensation	37,931	36,588
Amortization of acquired intangibles	908	582
Loss on disposals	-	48
Amortization of premiums/accretion of discounts on short-term investments	163	56
Gain on sale of business	-	(35,871)
Facilities exit costs	559	-
Other adjustments	668	(1,090)
Changes in operating assets and liabilities:
Accounts receivable, net	8,741	2,767
Inventory	355	61
Deferred costs	(14,541)	-
Prepaid expenses and other assets	558	(794)
Accounts payable	(653)	(628)
Income tax payable	8,597	707
Accrued compensation and benefits	509	3,981
Accrued and other liabilities	9,033	4,229
Severance pay (net)	81	256
Deferred revenue	33,848	13,253
Deferred tax assets	1,027	(1,682)
Net cash provided by operating activities	68,575	49,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of short-term investments	71,736	66,463
Purchase of short-term investments	(53,339)	(91,878)
Proceeds from sale of business	-	35,015
Receipt of cash in escrow from sale of business	5,000	-
Net purchases of property and equipment	(5,724)	(9,835)
Acquisitions, net of cash acquired	(123,507)	-
Net cash used in investing activities	(105,834)	(235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	10,799	14,790
Shares withheld for tax withholding on vesting of restricted stock units	(9,151)	(8,217)
Net cash provided by financing activities	1,648	6,573
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(698)	1,090
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,309)	56,894
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	194,874	109,295
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$158,565	$166,189
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired but not yet paid	$1,691	$3,120

See Notes to Condensed Consolidated Financial Statements.

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

On October 10, 2018, the Company announced it entered into a definitive agreement (the “Merger Agreement”) to be acquired by leading private equity technology investment firm Thoma Bravo, LLC (the “Transaction”). See Note 15 for more information.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent 10% or more of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company primarily sells products and services through channel partners, including distributors and resellers, which sell to end-user customers. For the three months ended September 30, 2018, there was one channel partner that represented more than 10% of the Company’s total revenue. For the nine months ended September 30, 2018, no channel partner represented more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2017, there was one significant channel partner that represented more than 10% of the Company’s total revenue. As of September 30, 2018, one channel partner represented 16% of the Company’s total accounts receivable balance. As of December 31, 2017, one channel partner represented 18% of the Company’s total accounts receivable balance.

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

The Company adopted the new standard as of January 1, 2018, utilizing the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. As a result, the Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity on January 1, 2018. The comparative information has not been adjusted and continues to be reported under ASC 605. The details of the new policy with significant changes and quantitative impact of the changes are described in below under “Revenue from Contracts with Customers.”

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance in the first quarter of 2018. The Company noted the application of this ASU did not have any material impact on the condensed consolidated financial statements in the current period and is not expected to have material impacts in future periods as well.

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

	Nine months ended
	September 30, 2018	September 30, 2017
	As Reported	As Reported	As Previously Reported
Change in restricted cash			$(302)
Net cash used in investing activities	(105,834)	$(235)	(537)
Net increase (decrease)	(36,309)	56,894	56,592
Balance at beginning of period*	194,874	109,295	107,343
Balance at end of period*	158,565	166,189	163,935

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

In February 2016, the FASB issued ASU 2016-02 regarding ASC 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The standard will be effective for the Company beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the Company currently believes that the adoption of the ASU may materially affect its Balance Sheet.

Change in Accounting Estimate

In Q3 2018, the Company reviewed the estimated useful lives of its certain property and equipment. This review indicated that the actual lives of certain equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective in August 2018, the Company changed its estimates of the useful lives of the relevant equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the relevant equipment were increased from 3 years to 5 years. The effect of this change in accounting estimate was to reduce depreciation expense by $0.7 million, increase net income by $0.7 million, and increase basic and diluted earnings per share by $0.02 for the three months ended September 30, 2018. The Company also evaluated the impact of the change in future depreciation and estimated that this change in accounting estimate will result in decreases of depreciation expenses of $1.7 million and $2.6 million for the years ended December 31, 2018 and 2019, respectively.

Revenue from Contracts with Customers

The reported results for three and nine month period ended September 30, 2018 reflect the application of the new revenue standard while the reported results for three and nine months period ended September 30, 2017 were prepared under the guidance of ASC 605, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of the new revenue standard represents a change in accounting principle with the intent to align revenue recognition with the delivery of products and services and provide financial statement readers with enhanced disclosures. In accordance with the new revenue standard, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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

Revenue Recognition

The Company derives revenue from two sources: (i) products and license revenue, which includes hardware and on-premise software license revenue and (ii) services revenue, which includes subscription arrangements, maintenance and support, professional services and training. Licenses for on-premises software are either perpetual or term licenses and provide the customer with a right to use the software. Substantially all of the Company’s products and license sales have been sold in combination with maintenance and support services.

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

In rare situations, the Company may agree to accept a lower consideration than the contractual price. The Company accounts for such situations as variable consideration and estimate future price reductions based on the Company’s historical experience. The impact of such price reductions on the Company’s revenue for the three and nine month period ended September 30, 2018 was not significant.

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

In order to determine the standalone selling price of its promised goods or services, the Company conducts a regular analysis to determine whether its goods or services have an observable standalone selling price. In determining observable standalone selling price, the Company requires that a substantial majority of the standalone selling prices for a good or service fall within a reasonably narrow pricing range. If the Company does not have a directly observable standalone selling price for a particular goods or service, then the Company estimates a standalone selling price by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups, and the geographies in which the Company offers its products and services. The determination of standalone selling price is made through consultation with and approval by the Company’s management. Selling prices are analyzed on a quarterly basis to identify if the Company has experienced significant changes in its selling prices.

The upfront payment pattern relative to the delivery of subscription, maintenance and services and associated revenue recognition generates significant deferred revenue. The Company refers to contract liabilities as “deferred revenue” on the condensed consolidated financial statements and related disclosures.

The revenue and revenue recognition policies for the different types of revenue are described below:

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

Services Revenue

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

Deferred Costs

The Company capitalizes contract origination costs that are incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and amortized over a benefit period of 5 years. The Company determined the period of benefit by taking into consideration of customer contracts, the Company’s technology and other factors. The Company applies the practical expedient to expense costs as incurred if the expected benefit period was 1 year or less. This applies to sales commissions for renewal of annual contracts which would be deferred and then amortized over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Allocating the Transaction Price to Performance Obligations

For certain arrangements with multiple deliverables, the Company previously allocated the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements (e.g., maintenance and support for the software element) were also included in the arrangement, the Company allocated the arrangement fee to each of those software and software-related elements as a group. After such allocations were made, the amount of the arrangement fee allocated to the software and software-related elements was accounted for using the residual method. Under the new standard, the total transaction price is allocated to each performance obligation on a relative standalone selling price basis, irrespective of whether the performance obligations would have been previously categorized as software or non-software elements.

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

The deferred cost balance as of January 1, 2018 represents the incremental cost to obtain contracts which were not complete as of the adoption date, that were expensed pursuant to the previous accounting policy, but require capitalization under the new standard.

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

Current Period Impact

The following tables summarize the impacts of adopting the new standard on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2018. Select consolidated balance sheet line items that reflect the adoption of the new standard are as follows (in thousands):

	As of September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
ASSETS
Deferred cost, current	$6,647	$(6,647)	-
Other assets including non-current deferred costs	21,388	(19,941)	1,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue, current	137,814	13,781	151,595
Deferred revenue	54,022	(1,372)	52,650

STOCKHOLDERS' EQUITY
Accumulated deficit	$(268,846)	$(38,997)	$(307,843)

Select Condensed Consolidated Statement of operations line items for the three and nine months ended September 30, 2018 that reflect the adoption of the new standard are as follows (in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
Net revenue:
Products and license	$23,241	$(3,377)	$19,864	$62,971	$(6,387)	$56,584
Services:
Subscriptions	38,519	(378)	38,141	109,957	(352)	109,605
Maintenance and Support	25,220	(967)	24,253	75,393	(2,365)	73,028
Professional services and training	4,653	71	4,724	12,356	257	12,613
Total services	68,392	(1,274)	67,118	197,706	(2,460)	195,246
Total net revenue	91,633	(4,651)	86,982	260,677	(8,847)	251,830
Operating expenses:
Sales and marketing	39,051	2,882	41,933	119,098	10,677	129,775
Income (loss) from operations	466	(7,533)	(7,067)	(15,145)	(19,524)	(34,669)
Net income (loss)	1,058	(7,533)	(6,475)	(31,782)	(19,524)	(51,306)
Net loss per share of common stock stockholders, basic and diluted	$0.03		$(0.18)	$(0.91)		$(1.48)

Select Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 that reflect the adoption of the new standard are as follows (in thousands):

	Nine months ended September 30, 2018
Statement of Cash Flows	As reported	Adjustments	Balance without adoption of Topic 606
Net loss	$(31,782)	$(19,524)	$(51,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred costs	3,864	(3,864)	-
Changes in operating assets and liabilities:
Deferred costs	(14,541)	14,541	-
Deferred revenue	33,848	8,847	42,695
Net cash provided by operating activities	$68,575		$68,575

Disaggregation of Revenue

The Company’s revenue was comprised of the following major product and service lines (in thousands):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Major product/service lines
Products and licenses	$23,241	$26,627	$62,971	$66,217
Services:
Subscriptions	38,519	30,956	109,957	86,305
Maintenance and support	25,220	23,133	75,393	67,709
Professional services and training	4,653	3,176	12,356	10,404
	68,392	57,265	197,706	164,418
Total revenue	$91,633	$83,892	$260,677	$230,635

The Company’s revenue by geographic region is based on the customer’s location and presented under footnote 11.

The following table presents the Company’s revenue by timing of revenue recognition (in thousands):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Timing of revenue recognition
Products and services transferred at a point in time	$23,241	$26,627	$62,971	$66,217
Products and services transferred over time	68,392	57,265	197,706	164,418
Total revenue	$91,633	$83,892	$260,677	$230,635

Deferred Revenue

The following table provides information about deferred revenues from contracts with customers (in thousands).

As of September 30, 2018
Deferred revenue (current)	$137,814
Deferred revenue	54,022
Total deferred revenue	$191,836

The deferred revenue balance includes customer deposits of $3.2 million, primarily related to cancellable services and subscriptions which were billed in advance.

Standard payment terms to customers range from 30 to 90 days; however, payment terms and conditions in the Company’s customer contracts may vary. In some cases, customers prepay for products and services in advance of our delivery of the related products or services; in other cases, payment is due as services are performed or in arrears following the delivery of the related products or services. Unbilled revenues primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date and typically relate to professional services. The unbilled revenues are transferred to receivables when the rights become unconditional. Deferred revenue relates to the advance consideration received from customers, which precedes our performance to satisfy the associated performance obligation(s). The Company’s deferred revenue primarily result from customer payments received upfront for subscription, maintenance and support on software licenses and certain fixed fee professional services because these performance obligations are satisfied over time.

$50.8 million and $110.0 million of services revenue was recognized during the three and nine months ended September 30, 2018 respectively, that was included in the deferred revenue balances at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized over time related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 (in thousands).

	Remainder of 2018	2019	2020	2021	Thereafter
Performance obligations transferred over time	$53,896	$94,348	$30,387	$11,458	$1,747
Total net revenue	$53,896	$94,348	$30,387	$11,458	$1,747

Amortization of Deferred Costs

Deferred costs primarily consist of capitalized incremental contract origination costs and were $26.6 million and $15.9 million as of September 30, 2018 and January 1, 2018 respectively. Amortization costs of $1.6 million and $3.9 million were recorded for the three and nine months ended September 30, 2018, respectively, and there were no impairments of deferred costs during either period.

2. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2018	As of December 31, 2017	As of September 30, 2017	As of December 31, 2016
Cash and cash equivalents	$155,932	$192,538	$163,935	$107,343
Restricted cash included in Current assets	30	52	51	68
Restricted cash included in Non-current assets	2,603	2,284	2,203	1,884
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$158,565	$194,874	$166,189	$109,295

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

The Company considers all high-quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents and short-term investments are classified as available-for-sale and are, therefore, recorded at fair value on the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in its condensed consolidated balance sheets, until realized. The Company uses the specific-identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of other income, net in the condensed consolidated statements of operations.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$101,873	-	-	$101,873
Money market funds	54,059	-	-	54,059
U.S. government and U.S. government agencies	-	-	-	-
Total	$155,932	$-	$-	$155,932
Short-term investments:
Commercial paper	-	-	-	-
Corporate debt obligations	106,651	2	395	106,258
U.S. government and U.S. government agencies	42,147	-	158	41,989
Certificate of deposits	240	-	-	240
Total	$149,038	$2	$553	$148,487

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$92,030	-	-	$92,030
Money market funds	84,144	-	-	84,144
U.S. government and U.S. government agencies	16,367	-	3	16,364
Total	$192,541	-	$3	$192,538
Short-term investments:
Commercial paper	$699	-	-	$699
Corporate debt obligations	123,320	-	488	122,832
U.S. government and U.S. government agencies	43,097	-	114	42,983
Certificate of deposits	480	-	1	479
Total	$167,596	-	$603	$166,993

The following table summarizes the cost and estimated fair value of short-term investments based on stated effective maturities as of September 30, 2018 (in thousands):

	As of September 30, 2018
		Estimated
	Amortized	Fair
	Cost	Value
Short-term investments:
Due within one year	$112,157	$111,731
Due within two years	36,881	36,756
Total	$149,038	$148,487

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income, net, in the Company’s condensed consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2018 and 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following tables show the short-term investments in an unrealized loss position and the related gross unrealized losses and fair value and length of time that the short-term investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$-	$-	$-	$-	$-	$-
Corporate debt obligations	41,832	191	56,755	204	98,587	395
U.S. government and U.S. government agencies	41,388	158	-	-	41,388	158
Certificate of deposits	-	-	240	-	240	-
	$83,220	$349	$56,995	$204	$140,215	$553

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$699	$-	$-	$-	$699	$-
Corporate debt obligations	77,715	377	45,117	111	122,832	488
U.S. government and U.S. government agencies	29,093	76	11,461	38	40,554	114
Certificate of deposits	-	-	479	1	479	1
	$107,507	$453	$57,057	$150	$164,564	$603

3. Fair Value of Financial Instruments

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2018.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$54,059	-	-	$54,059
Short-term investments:
Commercial paper	-	-	-	-
Corporate debt obligations	-	106,258	-	106,258
U.S. government and U.S. government agencies	-	41,989	-	41,989
Certificate of deposits	-	240	-	240
Total financial assets	$54,059	$148,487	-	$202,546
Financial Liability:
Accrued and other current liabilities - Forward foreign exchange contracts	$-	$585	-	$585

	As of December 31, 2017
	Level I	Level II	Level III	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$84,144	$-	$-	$84,144
U.S. government and U.S. government agencies		16,364		16,364
Short-term investments:
Commercial paper	-	699	-	699
Corporate debt obligations	-	122,832	-	122,832
US government and US government agencies	-	42,983	-	42,983
Certificate of deposits	-	479	-	479
Prepaid expenses and other current assets - Forward foreign exchange contracts	-	551	-	551
Total financial assets	$84,144	$183,908	$-	$268,052

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, totaling $5.8 million and $6.6 million as of September 30, 2018 and December 31, 2017, respectively comprised of Level II assets.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in (accrued and other current liabilities)	$12,059	$(585)	$-	$-
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in prepaid expenses and other current assets	$-	$-	$66,560	$551

Gains (losses) on derivative instruments and their classification on the condensed consolidated statement of operations are presented in the following table (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Foreign exchange forward contract derivatives in cash flow hedging relationships:
Gains recognized in OCI (a)	$114	$90	$470	$4,422
Losses recognized in OCI (a)	(48)	(513)	(2,762)	(530)
Gains recognized from accumulated OCI into net income (b)	$-	$1,115	$317	$2,103
Losses recognized from accumulated OCI into net income (b)	$(825)	$-	$(1,222)	$(10)

(a)	Net change in the fair value of the effective portion classified in other comprehensive income (loss) (“OCI”).
(b)

Effective portion of cash flow hedges reclassified from accumulated other comprehensive income (loss) into earnings, of which $155 and $670 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2018; $144 of losses and $761 of losses, were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2018; $199 and $916 were recognized within cost of sales and operating expenses, respectively, for the three months ended September 30, 2017 and $267 and $1,826 were recognized within cost of sales and operating expenses, respectively, for the nine months ended September 30, 2017. All amounts are reflected within the respective condensed consolidated statement of operations.

5. Business Combinations

On August 9, 2018, the Company completed the acquisition of Prevoty, Inc (“Prevoty”), a private software security company based in Los Angeles, California that provides Runtime Application Self-Protection, or security tools that function within actual software applications. Imperva’s condensed consolidated statements of operations include the operating results of the Prevoty business from the date of acquisition.

The Company has accounted for this acquisition as a business combination. The Company incurred approximately $1.3 million in transaction costs related to the acquisition of which $1.1 million was incurred during three months ended on September 30, 2018. These expenses were recorded in general and administrative expense in the accompanying condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2018.

The acquisition date fair value of the consideration transferred for Prevoty was approximately $132.8 million, including the following (in thousands):

Cash consideration	$132,152
Fair value of equity awards	564
Assumed liability	100
Total purchase consideration	$132,816

The purchase consideration reflects the payment of cash consideration of $132.2 million, including cash transferred to selling shareholders and repayment of Prevoty’s historical related-party note payable which was accelerated on the closing of the transaction. The purchase consideration is subject to a new working capital adjustment to be finalized by the parties.

In connection with the acquisition, certain Prevoty stock options that were outstanding, unexercised and unvested were assumed and converted into options to purchase Imperva common stock. Separately, certain Prevoty stock options were cancelled and Imperva granted these individuals restricted stock units under the Company’s Amended and Restated 2015 Equity Inducement Plan. The amounts included in consideration transferred are amounts attributable to services rendered prior to the closing date.

Additionally, per the terms of the merger agreement, certain Prevoty employees agreed to the imposition of vesting restrictions on a portion of the shares of Prevoty stock held by them prior to the merger. As a result of these restrictions, the Company withheld approximately $17.1 million of the cash proceeds otherwise payable in respect of the revested shares, and is required to pay such withheld amounts to such employees over a time-based vesting schedule, subject to continuing employment. Such amounts are excluded from the purchase consideration above and will be recognized as compensation expense post-acquisition over the vesting period of 3 years.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$8,500
Accounts receivable	1,467
Other current and noncurrent assets	435
Intangible assets	12,100
Deferred revenue, current	(1,377)
Other current liabilities	(447)
Deferred revenue, noncurrent	(918)
Net identifiable assets	19,760
Goodwill	113,056
Total purchase consideration	$132,816

Prior to the acquisition, Prevoty had a net deferred tax asset position and Prevoty continues to be in a net deferred tax asset position, after adjustments for deferred tax liability of $5.4 million related to purchase accounting adjustments. The net deferred tax asset is subject to a full valuation allowance. Imperva’s U.S. net deferred tax asset was also subject to a full valuation allowance. Therefore, the combined U.S. deferred tax asset position remained unchanged as a result of the acquisition.

The allocation of the purchase price is preliminary, subject to potential future measurement period adjustments, including adjustments relating to certain assumed tax liabilities and net working capital adjustment.

Goodwill

The excess of the consideration for Prevoty over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Prevoty’s technology into Imperva’s cyber security solutions. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.

Identifiable Intangible Assets

The Company determined that Prevoty’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, trade names and other. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.

	Useful life (years)	Fair value
Acquired technology	4.0	$9,500
Customer relationships	2.0	1,800
Trade name and other	3.0	800
Total acquired intangibles		$12,100

Since the Acquisition, we continue to operate in a single operating segment.

The amounts of revenue and pretax loss of Prevoty included in the Company’s condensed consolidated statement of operations from the acquisition date in August 2018 were not material to the Company’s results of operations.

Pro Forma Consolidated Results of Operations

The following unaudited pro forma results of operations present the combined results of operations of the Company and Prevoty as if the acquisition had been completed at the beginning of fiscal 2017. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable.

The pro forma information includes adjustments to the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options assumed and restricted stock units granted. In addition, the pro forma consolidated results of operations for the three and nine months ended on September 30, 2018 have been adjusted to include impact of Prevoty’s adoption of the new revenue standard as Prevoty, as a private company, had not adopted the new revenue standard prior to the acquisition. The pro forma results for the comparative period include a non-recurring adjustment for transaction costs incurred in connection with the acquisition.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal 2017 or of the results of future operations of the combined business. Consequently, actual results may differ from the unaudited pro forma information presented below (in thousands).

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Pro forma revenues	$91,891	$84,746	$265,429	$232,959
Pro forma net income (loss)	$(121)	$(4,513)	$(39,144)	$5,954

6. Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.

The Company did not have any goodwill impairments during three and nine months ended September 30, 2018 and 2017.

The changes in the carrying amount of goodwill for the period ended September 30, 2018 were as follows (in thousands):

Balance as of January 1	$36,389
Changes during the nine month period	113,056
Balance as of September 30	$149,445

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 2 to 10 years, using the straight-line method when the consumption pattern of the asset cannot be reliably determined. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three and nine months ended September 30, 2018 and 2017.

Acquired intangible assets subject to amortization are presented as follows (in thousands):

	As of September 30, 2018
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	4.1	$13,253	$(1,874)	$11,379
Customer relationships	3.4	2,280	(253)	2,027
Trade name and other	2.4	1,080	(110)	970
Total acquired intangibles	3.9	$16,613	$(2,237)	$14,376

	As of December 31, 2017
	Weighted Average Remaining Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired technology	6.0	$3,753	$(1,216)	$2,537
Customer relationships	6.0	480	(71)	409
Trade name and other	6.0	280	(42)	238
Total acquired intangibles	6.0	$4,513	$(1,329)	$3,184

As of September 30, 2018, the amortization expense in future periods is expected to be as follows (in thousands):

Acquired
Fiscal Year	Technology
2018 (remaining 3 months)	1,018
2019	4,071
2020	3,716
2021	3,065
2022	1,967
Thereafter	539
Total expected amortization expense	$14,376

7. Commitments and Contingencies

(a) Operating Leases

The Company rents its facilities under operating leases with lease periods expiring through 2023. Future minimum payments under these facility operating leases and minimum rentals to be received under non-cancellable subleases as of September 30, 2018 are as follows (in thousands):

	Operating Leases	Estimated Sublease Income
2018 (remaining 3 months)	1,858	215
2019	8,017	264
2020	5,159	269
2021	863	87
2022	465	87
Thereafter	109	-
Total	$16,471	$922

Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2018 and 2017 was $5.3 million and $4.9 million, respectively.

In connection with leases of office space, the Company may receive tenant improvement allowances from lessors for certain improvements the Company makes to the leased properties. The Company records the tenant improvement allowances as a leasehold improvement within property and equipment, net, and as deferred rent within other liabilities on the condensed consolidated balance sheets. The deferred rent liability is amortized to rent expense over the term of the lease on a straight-line basis. The leasehold improvements are amortized to expense over the period from when the improvements were placed into service until the end of their useful life, which is the end of the lease term. For the three and nine months ending September 30, 2018 and 2017, the Company did not receive any tenant improvement allowances.

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

As of September 30, 2018 and December 31, 2017 the Company had $2.5 million and $2.3 million, respectively, in restricted deposits to secure bank guarantees provided to its lessors.

In September 2018, the Company exited and subleased a portion of its facilities located in Redwood Shores, California and recorded a facility exit cost of $0.6 million in connection with the exit. The facility exit cost is recorded in “General and administrative” expenses.

(b) Cancelable Lease Agreements

The Company leases motor vehicles under cancelable operating lease agreements. The Company has an option to cancel the lease agreements, which may result in penalties in a maximum amount of $0.1 million as of September 30, 2018. Motor vehicle lease expenses for the nine months ended September 30, 2018 and 2017 were $3.6 million and $3.4 million, respectively.

(c) Purchase Commitments

As of September 30, 2018 and December 31, 2017, the Company had purchase commitments of $2.2 million and $2.6 million, respectively, to purchase inventory, trial units, and research and development equipment from its vendors. The purchase commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales. According to the Company’s agreements with its vendors, the Company is committed to purchase inventory within six months from the date the inventory arrived at the vendor’s warehouse.

(d) Litigation

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business.

On August 25, 2017, a purported class action lawsuit was filed against the Company and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act (FCRA) and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, the Company removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017, the Company filed a motion to dismiss the action. On April 9, 2018, the court dismissed the complaint in its entirety, with leave to amend as to some counts. The plaintiff filed an amended complaint on May 10, 2018 asserting a claim under the FCRA and no claims under similar California laws.

On August 25, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour laws regarding overtime, meal and rest breaks, business expense reimbursement, accurate and complete payroll records and commissions, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against the Company. On December 6, 2017, we filed an answer to the amended complaint.

In June 2018, through formal mediation, the parties reached an agreement to settle both class action lawsuits. The parties agreed to settle the two class action lawsuits for an aggregate amount of $2.4 million. The respective courts have preliminarily approved the class settlements. Notice of the settlements has been sent to the respective settlement classes. The settlement amount of $2.4 million has been recorded in accrued and other current liabilities.

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

Except for the above settlement, in the opinion of management, liabilities associated with other claims from third parties, while possible, are not probable at this time, and therefore the Company has not recorded any accrual for them as of September 30, 2018 and December 31, 2017. Further, any possible range of loss cannot be reasonably estimated at this time. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, condensed consolidated financial position, results of operations or cash flows.

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

8. Stockholders’ Equity and Employee Stock Plans

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

Options granted pursuant to the 2011 Plan generally expire no later than ten years from the date of grant. The Company also grants RSUs.  RSUs granted to new hires and merit grants to existing employees generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Additionally, from time to time, the Company grants performance-based RSUs (“PRSUs”).  The Company granted PRSUs to its executives to align with the Company’s pay-for-performance philosophy. The PRSUs provide for a target number of shares that generally vest over three years which includes a one-year performance period and two years of service-based vesting.  The PRSUs vest contingent upon the Company’s achievement of financial targets for fiscal 2018 relative to the Company’s annual operating plan.  The amount of PRSUs earned may vary from zero to 200% of the target award amount depending on the achievement percentage, and provided the award recipient remains employed through each applicable vesting date.

In 2017, the Company awarded PRSUs subject to Company’s achievement of an annual contract value for subscription bookings target and total operating expenses for 2017 of 110% or less of the annual operating plan. The PRSUs vest over an eight quarter period from the vesting commencement date through November 2019. Accordingly, the Company recognized an expense of $0.03 million and $0.5 million, respectively for the three and nine months ended September 30, 2018. The Company recorded an expense of $0.4 million and $1.8 million respectively, for the three and nine months ended September 30, 2017.

In 2018, the Company awarded PRSUs to certain employees subject to the Company’s achievement of annual revenue growth compared to fiscal year ended December 31, 2017 and annual operating margin targets. Vesting of the PRSUs is expected to occur evenly over an eight quarter period from the vesting commencement date through November 2020. Vesting of the PRSU for one employee is expected to occur evenly over a six quarter period from vesting commencement date through May 2020 and for another employee is expected to occur evenly over a seven quarter period from the vesting commencement date. In August 2018, the Compensation Committee of the Board of Directors approved an amendment to the performance metrics governing the PRSUs. The original performance metrics of revenue growth compared to fiscal year ended December 31, 2017 and annual operating margin targets were amended to total billings for the year ended December 31, 2018 compared to fiscal year ended December 31, 2017 and total operating expense targets. The incremental compensation expense recognized for the three months ended September 30, 2018 was not material. Total expenses recognized for 2018 PRSUs were $0.8 million and $3.1 million, respectively for the three and nine months ended September 30, 2018.

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

(e) Inducement Stock Option Plan and Agreement and Inducement Restricted Stock Unit Plan and Agreement

In August 2014 and August 2015, the Compensation Committee of the Board of Directors adopted Inducement Stock Option Plans and Agreements (the “Inducement Option Plans”) and Inducement Restricted Stock Unit Plans and Agreements (the “Inducement RSU Plans”), in each case created as employment inducement awards. In accordance with the terms of the Inducement Option Plans, the Company issued options to purchase an aggregate of 290,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the dates of grant of the options. The options, had a ten-year term and vested at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the option vesting each quarter thereafter so long as the participant has not been terminated. In accordance with the terms of the Inducement RSU Plans, the Company issued RSUs representing an aggregate of 290,000 shares of the Company’s common stock. The RSUs vested at the rate of 25% of the shares on each of the first anniversary of the vesting commencement date with an additional 6.25% of the shares subject to the RSU vesting each quarter thereafter so long as the participant has not been terminated. The recipients of the options and RSUs terminated employment in 2018. As a result, the unvested options and RSUs have ceased vesting and have been cancelled.

(f) 2015 Equity Inducement Plan

In October 2015, the Board of Directors adopted the 2015 Equity Inducement Plan, a non-stockholder approved plan that was subsequently amended and restated to increase the amount of shares available for grant thereunder (the “2015 Plan”). The 2015 plan provides for the granting of stock options and RSUs as employment inducement awards and in connection with acquisitions, subject to compliance with applicable securities laws and stock exchange requirements for such plans.  Under the terms of the 2015 Plan, the exercise price of stock options may not be less than 100% of the fair market value of common stock on the date of grant and generally expire no later than ten years from the date of grant.

The Company initially reserved 100,000 shares of common stock for issuance under the 2015 Plan and subsequently increased the number of shares available for grant up to 650,000 shares. During the year ended December 31, 2017, the Company granted 101,200 RSUs under the 2015 Plan and during the nine months ended September 30, 2018, the Company granted an additional 305,808 RSUs under the 2015 Plan.

Option Activity

The following table summarizes option activity under the Plans and related information:

	Options Outstanding		Weighted- Average Remaining
	Number of Shares	Weighted Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balances - January 1, 2018	997,674	$41.87	5.72	$5,689
Granted	-	-
Assumed in acquisition	141,279	$3.60
Exercised	(227,037)	$32.40
Cancelled or forfeited	(175,017)	$52.65
Balances - September 30, 2018	736,899	$34.89	5.32	$11,397
Vested and expected to vest - September 30, 2018	736,899	$34.89	4.29	$11,397
Exercisable - September 30, 2018	563,107	$41.46	4.29	$5,407

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $46.45 of the Company’s common stock on September 30, 2018.

The aggregate intrinsic value of options exercised under the Plans was $3.4 million for the nine months ended September 30, 2018. The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option multiplied by the number of options exercised.

RSU Activity

The following table summarizes RSU activity under the Plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2018	2,353,315	$47.42
Granted	1,304,106	$45.13
Granted, performance RSUs	478,980	$44.60
Released	(787,640)	$46.68
Cancelled or forfeited	(809,446)	$43.98
Unvested - September 30, 2018	2,539,315	$47.04

As of September 30, 2018, total compensation cost related to unvested stock-based awards granted to employees under the Plans, but not yet recognized, was $96.8 million. As of September 30, 2018, this cost will be amortized to expense over a weighted-average remaining period of 2.77 years. Future stock-based award grants will increase the amount of compensation expense to be recorded in these periods.

There was no capitalized stock-based compensation expense during the three and nine months ended September 30, 2018 and 2017.

(g) Stock Compensation Expense

The Company recognized stock-based compensation expense under the 2003 Plan, 2011 Plan, the ESPP, Inducement Option and RSU Plans, the Incapsula 2010 Share Incentive Plan and the 2015 Plan, and Prevoty 2013 Stock Incentive Plan in the condensed consolidated statements of operations as follows (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Cost of revenue	$2,072	$1,343	$4,789	$4,015
Research and development	2,354	2,584	7,299	9,912
Sales and marketing	3,989	3,850	11,034	11,016
General and administrative	3,566	3,694	14,809	10,970
Restructuring charges	-	-	-	675
Total stock-based compensation expense	$11,981	$11,471	$37,931	$36,588

The Company did not issue stock option grants for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017. In connection with the acquisition of Prevoty, certain Prevoty stock options that were outstanding, unexercised and unvested were assumed and converted into options to purchase the Company’s common stock in the three months ended September 30, 2018. See note 5 for more information. The fair value of assumed Prevoty options and ESPP grants for the three and nine months ended September 30, 2018 and 2017 was estimated using the following weighted average assumptions:

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Options assumed in acquisition:
Dividend rate	0%	-	0%	-
Risk-free interest rate	2.6%	-	2.6%	-
Expected term (in years)	1.61	-	1.61	-
Expected Volatility	34%	-	34%	-
ESPP grants:
Dividend rate	-	-	0%	0%
Risk-free interest rate	-	-	2.1%	1.1%
Expected term (in years)	-	-	0.50	0.50
Expected Volatility	-	-	37%	52%

The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of the grant. Compensation is generally recognized on a straight-line basis over the requisite service period of each grant, except for awards with performance or market conditions for which the accelerated recognition method is used.

9. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows (in thousands):

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at July 1	$(2,118)	(844)	$(2,962)	$1,083	$(363)	$720
Other comprehensive income (loss) before reclassifications	66	284	350	128	55	183
Amounts reclassified to net income (loss)	825		825	(1,115)	-	(1,115)
Change in other comprehensive income (loss)	891	284	1,175	(987)	55	(932)
Balance at September 30	(1,227)	(560)	$(1,787)	$96	$(308)	$(212)

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1	$160	$(615)	$(455)	$(1,065)	$(413)	$(1,478)
Other comprehensive income (loss) before reclassifications	(2,290)	55	(2,235)	3,254	105	3,359
Amounts reclassified to net income (loss)	903		903	(2,093)	-	(2,093)
Change in other comprehensive income (loss)	(1,387)	55	(1,332)	1,161	105	1,266
Balance at September 30	$(1,227)	$(560)	$(1,787)	$96	$(308)	$(212)

The following is a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$66	$-	$66	$(423)	551	$128
Reclassification adjustments [1]	$825	$-	$825	(1,115)	-	(1,115)
Unrealized gains (losses) on cash flow hedges, net	891	-	891	(1,538)	551	(987)
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$284	-	284	$85	(30)	55
Unrealized gains (losses) on investments:	284	-	284	85	(30)	55
Other comprehensive income (loss)	$1,175	$-	$1,175	$(1,453)	$521	$(932)

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Current period unrealized gain (loss)	$(2,290)	-	$(2,290)	$3,892	(638)	$3,254
Reclassification adjustments [1]	903	-	903	(2,093)	-	(2,093)
Unrealized gains (losses) on cash flow hedges, net	(1,387)	-	(1,387)	1,799	(638)	1,161
Unrealized gains (losses) on investments:
Current period unrealized gain (loss)	$55	-	$55	$163	(58)	105
Unrealized gains (losses) on investments:	55	-	55	163	(58)	105
Other comprehensive income (loss)	$(1,332)	$-	$(1,332)	$1,962	$(696)	$1,266

[1]	Refer to note 4 for the affected line items in the condensed consolidated statement of operations.

10. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. For the three months and nine months ended September 30, 2018, the Company recorded an income tax expense of $0.4 million and $19.6 million, respectively. For the three months and nine months ended September 30, 2017, the Company recorded an income tax expense of $0.7 million and $0.8 million, respectively.

The income tax expense for the nine months ended September 30, 2018 includes $19.3 million of additional reserve for unrecognized tax benefits related to its Israeli operations.

The Company is currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation and transfer pricing. On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli research and development (R&D) subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance. The Company’s policy is to review and update tax reserves as facts and circumstances change. The additional tax reserve includes approximately $17.2 million of tax and $2.1 million of interest.

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

The Company’s net revenue by geographic region, based on the customer’s location, is summarized as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Primary geographical markets
Americas
United States	$45,217	$42,560	$121,148	$116,906
Other	8,411	6,705	$25,689	22,178
Americas sub-total	$53,628	$49,265	$146,837	$139,084
EMEA	17,611	15,836	53,752	44,458
APAC	20,394	18,791	60,088	47,093
Total revenue	$91,633	$83,892	$260,677	$230,635

The following table presents long-lived assets by location (in thousands):

	As of September 30,	As of December 31,
	2018	2017
United States	$32,547	$23,697
Israel	4,238	4,640
Rest of world	191	254
Total long-lived assets	$36,976	$28,591

12. Restructuring Charges

In January 2018, the Company implemented a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. There were no restructuring charges during the three months ended September 30, 2018. The restructuring charge during the nine months ended September 30, 2018 was $2.6 million. The restructuring activity was completed by the end of the first quarter of 2018 and the Company does not expect material costs associated with the activity in future periods. All restructuring charges are reported in Restructuring and other, net in the Condensed Consolidated Statements of Operations.

The Company’s restructuring activity is summarized as follows (in thousands):

	Balance as of December 31, 2017	Additions	Adjustments	Cash payments	Balance as of September 30, 2018
Severance and termination-related costs	$-	$2,451	$-	$(2,451)	$-
Legal and other exit costs	-	100	-	(100)	-
Total	$-	$2,551	$-	$(2,551)	$-

	Balance as of December 31, 2016	Additions	Adjustments*	Cash payments	Balance as of September 30, 2017
Severance and termination-related costs	$1,132	$667	$(797)	$(1,002)	$-
Legal and other exit costs	-	-	-	-	-
Total	$1,132	$667	$(797)	$(1,002)	$-

* includes amounts representing non-cash stock-based compensation

13. Net Income (Loss) per Share

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

The table below shows the reconciliation of the basic and diluted shares for the three and nine months ended September 30, 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding:
Basic	35,066	33,907	34,782	33,590
Dilutive effects of:
Employee stock options, RSU’s and share based payment awards issued to employees	679	-		528
Diluted	35,745	33,907	34,782	34,118

The following outstanding shares of common stock and potential common shares were excluded from the computation of diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2018 and 2017 because the impact of them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock	247,780	1,058,871	736,899	655,411
Restricted stock units for common stock	-	2,538,438	2,539,315	857,047
Employee share purchase plan	-	-	101,019	-

14. Disposition of Business

On February 23, 2017, the Company completed the sale of the assets of its Skyfence cloud access security broker business (“Skyfence”) to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million in cash. Of the total consideration, approximately $5.0 million was remitted directly to escrow to secure the Company’s indemnification obligations. In the third quarter of 2018, the full escrow amount was released to the Company. As a result of the sale, the Company recognized a gain of $35.9 million during the first quarter of 2017 included in gain on sale of Skyfence in our condensed consolidated statement of operations.

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

15. Subsequent Event

On October 10, 2018, the Company, Imperial Purchaser, LLC, a Delaware limited liability company (“Newco”), and Imperial Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Newco (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by private equity technology investment firm Thoma Bravo, LLC (the “Transaction”). Upon the close of the Transaction, Imperva will operate as a privately-held company. Newco and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo. Capitalized terms used in this Note not otherwise defined have the meanings set forth in the Merger Agreement.

Under the terms of the Merger Agreement, the Company’s stockholders will receive $55.75 per share in cash in a transaction valued at approximately $2.1 billion. The Transaction is currently expected to close late in the fourth quarter of 2018 or early in the first quarter of 2019, subject to approval by the Company’s stockholders and regulatory authorities and the satisfaction of customary closing conditions, as described in that Current Report on Form 8-K filed with the SEC on October 10, 2018.

The Merger Agreement provides for a 45-day “go-shop” period, during which the Company’s Board and advisors may actively solicit alternative acquisition proposals and enter into negotiations with other parties. During this period, the Company will have the right to terminate the Merger Agreement to enter into a superior proposal subject to the terms and conditions of the Merger Agreement. There can be no assurance this 45-day “go-shop” period will result in a superior proposal. The Company does not intend to disclose developments about the “go-shop” process unless and until its Board has made a decision with respect to any potential superior proposal.

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

Pending Merger

On October 10, 2018, we announced we had entered into a definitive agreement to be acquired by private equity technology investment firm Thoma Bravo, LLC in an all-cash transaction valued at approximately $2.1 billion.  If the Merger is completed, our stockholders will be entitled to receive $55.75 in cash for each share of Imperva common stock they hold as of the effective time of the Merger. The Merger is expected to close in the fourth quarter of 2018 or early in the first quarter of 2019, subject to approval by our stockholders and regulatory authorities, and the satisfaction of other customary closing conditions.

See Note 15, Agreement and Plan of Merger, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further details.

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

In January 2018, we announced organizational changes designed to allow us to focus on customers and product innovation and to drive operational efficiencies. The reorganization enabled us to reallocate resources and focus employees on transformation and growth initiatives.

In August 2018, we completed the acquisition of Prevoty. The combination of Imperva and Prevoty will expand customers’ security capabilities and their visibility into how applications are accessed, what happens within the applications, and how applications and users interact with data. With this expanded view across their business assets, customers will have deeper insights to help them understand and mitigate security risk.

Our research and development efforts are focused primarily on improving and enhancing our existing cyber-security solutions and services, as well as developing new products and services (including cloud-based services) and conducting advanced security research. We conduct most of our research and development activities in Israel, and we believe this provides us with access to some of the best engineering talent in the security industry. As of September 30, 2018, we had 345 employees dedicated to research and development, including our advanced security research group, the Imperva Defense Center (“IDC”). Our research and development expense was $56.2 million for the nine months ended September 30, 2018 as compared to $47.5 million for the same period in 2017.

We derive our revenue from sales and licenses of our products and sales of our services. Products and license revenue is generated primarily from sales of on-premise software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Services revenue consists of subscription services, maintenance and support, professional services and training. A majority of our revenue is derived from customers in the Americas region. In the nine months ended September 30, 2018, 56.3% of our total revenue was generated from the Americas, 20.6% from Europe, Middle East and Africa (“EMEA”) and 23.1% from Asia Pacific (“APAC”).

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

As of September 30, 2018, we had 6,430 customers in more than 100 countries. In addition, our solutions are used to protect thousands of organizations through cloud-based deployments with our Software-as-a-Service (“SaaS”) customers and our managed security service provider (“MSSP”) and hosting partners.

Our net revenue has increased in each of the last three years, growing from $234.3 million in 2015 to $321.7 million in 2017. We incurred net loss of $31.8 million in the nine months ended September 30, 2018, and earned net income of $19.2 million in the nine months ended September 30, 2017. As of September 30, 2018, we had an accumulated deficit of $268.8 million.

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

Invest in Our Go To Market Strategy. We are investing in our go to market strategy to improve how we serve our customers and leverage strategic partners in targeted vertical and global markets. We have historically aligned our go-to-market efforts around our products and intend to transition to focus more on our customers. For example, as part of the reorganization we created a Customer Success function to improve the customer experience. In addition, we made substantive changes to our partner program, including an increased focus on our most strategic partners and changes in incentives to align with our mutual outcomes and will also have an increased focus on cloud platforms.

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

Beginning in the second quarter of 2018, we have reported billings in our Quarterly Reports on Form 10-Q.

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

Billings (Non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, net of acquired deferred revenue, and adjustment to the deferred revenue balance due to adoption of the new revenue recognition standard. We consider billings to be a useful metric to manage the business given the company’s hybrid-SaaS revenue model, and believe billings provides investors with an important indicator of the health of the business as sales of subscription and support services and related renewals grow. Total billings were $294.5 million for nine months ended September 30, 2018, an increase of 21.5% compared to $242.4 million in the same period last year.

For the periods presented revenue, we discuss gross margin, the components of loss from operations and number of customers further below under “—Results of Operations”, as applicable, and we discuss our cash and cash equivalents under “—Liquidity and Capital Resources.”

The following represents our key financial and operation metrics:

	Three months ended or As of September 30,		Nine months ended or As of September 30,
	2018	2017	2018	2017
	(in thousands, except number of customers and percentages)
Net revenue	$91,633	$83,892	$260,677	$230,635
Gross margin	79.3%	80.3%	78.8%	79.6%
Loss from operations	$466	$(213)	$(15,145)	$(16,513)
Total deferred revenue	$191,836	$142,271	$191,836	$142,271
Cash, cash equivalents and short-term investments	$304,419	$343,204	$304,419	$343,204
Net cash provided by operations	$32,247	$25,528	$68,575	$49,466
Number of customers	6,430	5,760	6,430	5,760
Billings	$106,523	$92,013	$294,525	$242,435

Financial Overview

Net Revenue

We derive our revenue from sales and licenses of our products and sales of our services.

Our net revenue is comprised of the following:

•

Products and License Revenue—Products and license revenue is generated primarily from sales of On-Premises software licenses installed on hardware appliances or virtual appliances for our SecureSphere product line. Our SecureSphere product line consists of database security, file security and web application security. Our other product lines include CounterBreach, Autonomous Application Protection and Camouflage. We offer multiple hardware appliance versions that accompany our SecureSphere software, each with different throughput capacities. Software license revenue is generated from sales of our appliances, licenses for additional users and add-on software modules. Our FlexProtect hybrid licensing program contributes partially to products and license revenue. We also generate a small amount of hardware revenue from sales of spares or replacement appliances, demonstration units and accessories.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization of intangible assets from the acquisitions of Skyfence and Tomium that occurred in the first quarter of 2014, Camouflage in the fourth quarter of 2016 and Prevoty in the third quarter of 2018. On February 23, 2017, we completed the sale of Skyfence.

Other Income, net

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

Provision for Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. For the three months and nine months ended September 30, 2018, the Company recorded an income tax expense of $0.4 million and $19.6 million, respectively.  For the three months and nine months ended September 30, 2017, the Company recorded an income tax expense of $0.7 million and $0.8 million, respectively.

The income tax expense for the nine months ended September 30, 2018, includes $19.3 million of additional reserve for unrecognized tax benefits related to its Israeli operations.  The Company is currently under audit by the Israeli Tax Authority. The audit includes the review of various matters, including employee equity based compensation and transfer pricing. On April 22, 2018, the Israeli Supreme Court published a decision, confirming the Tel-Aviv District Court ruling in Kontera Technologies Ltd. vs. Tel Aviv Field Office 3, that expenses for employee equity based compensation should be included in the cost base of an Israeli research and development (R&D) subsidiary implementing a cost-plus arrangement and denied the corresponding tax deduction to the Israeli subsidiary in accordance with the specific provisions of section 102 of the Israeli Income Tax Ordinance. The Company’s policy is to review and update tax reserves as facts and circumstances change. The additional tax reserve includes approximately $17.2 million of tax and $2.1 million of interest.

The remaining income tax expense includes tax expense based on our projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations in dollars and as a percentage of our total revenue. We have derived the data for the three and nine months ended September 30, 2018 and 2017 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue:
Products and license	$23,241	25.4	$26,627	31.7	$62,971	24.2	$66,217	28.7
Services:
Subscriptions	38,519	42.0	30,956	36.9	109,957	42.2	86,305	37.4
Maintenance and support	25,220	27.5	23,133	27.6	75,393	28.9	67,709	29.4
Professional services and training	4,653	5.1	3,176	3.8	12,356	4.7	10,404	4.5
Total services	68,392	74.6	57,265	68.3	197,706	75.8	164,418	71.3
Total net revenue	91,633	100.0	83,892	100.0	260,677	100.0	230,635	100.0
Cost of revenue:
Products and license	1,985	2.2	1,883	2.2	5,623	2.2	5,638	2.4
Services	16,997	18.5	14,684	17.5	49,634	19.0	41,455	18.0
Total cost of revenue	18,982	20.7	16,567	19.7	55,257	21.2	47,093	20.4
Gross profit	72,651	79.3	67,325	80.3	205,420	78.8	183,542	79.6
Operating expenses:
Research and development	18,618	20.4	15,515	18.5	56,219	21.6	47,493	20.6
Sales and marketing	39,051	42.6	38,245	45.6	119,098	45.7	111,757	48.5
General and administrative	13,872	15.1	13,645	16.3	41,789	16.0	39,556	17.2
Restructuring charges	-	-	-	-	2,551	1.0	667	0.3
Amortization of purchased intangibles	644	0.7	133	0.2	908	0.3	582	0.3
Total operating expenses	72,185	78.8	67,538	80.6	220,565	84.6	200,055	86.9
Income (loss) from operations	466	0.5	(213)	(0.3)	(15,145)	(5.8)	(16,513)	(7.3)
Gain on sale of business	-	-	-	-	-	-	35,871	15.6
Other income, net	1,034	1.1	567	0.7	2,983	1.1	633	0.3
Income (loss) before provision for income taxes	1,500	1.6	354	0.4	(12,162)	(4.7)	19,991	8.6
Provision for income taxes	442	0.5	724	0.9	19,620	7.5	768	0.3
Net income (loss)	$1,058	1.1	$(370)	(0.5)	$(31,782)	(12.2)	$19,223	8.3

Comparison of the Three Months Ended September 30, 2018 and 2017

	For the three months ended September 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Net revenue:
Products and license	$23,241	$26,627	25.4%	31.7%	$(3,386)	-12.7%
Services:
Subscriptions	38,519	30,956	42.0%	36.9%	7,563	24.4%
Maintenance and Support	25,220	23,133	27.5%	27.6%	2,087	9.0%
Professional Services and Training	4,653	3,176	5.1%	3.8%	1,477	46.5%
Total Services	68,392	57,265	74.6%	68.3%	11,127	19.4%
Total net revenue	$91,633	$83,892	100.0%	100.0%	$7,741	9.2%

Revenue by geographic region:
United States	$45,217	$42,560	49.3%	50.7%	$2,657	6.2%
Other	8,411	6,705	9.2%	8.0%	1,706	25.4%
Americas sub-total	53,628	49,265	58.5%	58.7%	4,363	8.9%

EMEA	17,611	15,836	19.2%	18.9%	1,775	11.2%
APAC	20,394	18,791	22.3%	22.4%	1,603	8.5%
Total net revenue	$91,633	$83,892	100.0%	100.0%	$7,741	9.2%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Our total net revenue increased $7.7 million, or 9.2%, during the three months ended September 30, 2018 primarily due to increased demand for subscription service offerings.  Products and license revenue decreased by $3.4 million during the three months ended September 30, 2018 as customers continue to adopt our subscription service offerings.  Services revenue increased by $11.1 million primarily due to the increase in subscription revenue and an increase in maintenance and support revenue from our larger installed base in all regions. Our professional services and training revenue increased by $1.5 million, primarily due to timing of projects.

We had 229 orders exceeding $100,000 during the three months ended September 30, 2018, compared to approximately 195 orders during the three months ended September 30, 2017.  As customers migrate to our new FlexProtect hybrid licensing program, we continue to see a portion of product revenue shift to the subscription revenue line. This growth is represented by increased revenue in all regions.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	For the nine months ended September 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Net revenue:
Products and license	$62,971	$66,217	24.2%	28.6%	$(3,246)	-4.9%
Services:
Subscriptions	109,957	86,305	42.2%	37.5%	23,652	27.4%
Maintenance and Support	75,393	67,709	28.9%	29.4%	7,684	11.3%
Professional Services and Training	12,356	10,404	4.7%	4.5%	1,952	18.8%
Total Services	197,706	164,418	75.8%	71.4%	33,288	20.2%
Total net revenue	$260,677	$230,635	100.0%	100.0%	$30,042	13.0%

Revenue by geographic region:
United States	$121,148	$116,906	46.5%	50.7%	$4,242	3.6%
Other	25,689	22,178	9.9%	9.6%	3,511	15.8%
Americas sub-total	146,837	139,084	56.3%	60.3%	7,753	5.6%

EMEA	53,752	44,458	20.6%	19.3%	9,294	20.9%
APAC	60,088	47,093	23.1%	20.4%	12,995	27.6%
Total net revenue	$260,677	$230,635	100.0%	100.0%	$30,042	13.0%

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Our total net revenue increased by $30.0 million, or 13.0%, primarily due to increased demand for our cloud-based security services. Products and license revenue decreased by $3.2 million, or 4.9%, as customers continue to adopt our subscription service offerings. Services revenue increased significantly by $33.3 million, or 20.2%, as result of increased demand for our cloud-based subscription security services, in addition to an overall increase in maintenance and support revenue from a larger installed base in all regions.  Our professional services and training revenue increased by $2.0 million, or 18.8%, primarily due to timing of projects.

As customers migrate to our new FlexProtect hybrid licensing program and other subscription service offerings, we continue to see a portion of product revenue shift to the subscription revenue line. We had 613 orders exceeding $100,000 during the nine months ended September 30, 2018, compared to 524 orders during the nine months ended September 30, 2017. This growth is represented across all regions mainly due to increasing demand for our service offerings and improved sales execution. Geographically, our growth in net revenue was greatest in APAC (an increase of 27.6% over the nine months ended September 30, 2017), followed by EMEA (20.9%), and the Americas (5.6%).

Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017		2018	2017
	Amount	Amount	% Change	Amount	Amount	% Change
	(dollars in thousands)			(dollars in thousands)
Products and license gross profit	$21,256	$24,744		$57,348	$60,579
Gross Margin %	91.5%	92.9%	(1.4)	91.1%	91.5%	(0.4)
Services gross profit	51,395	42,581		148,072	122,963
Gross Margin %	75.1%	74.4%	0.7	74.9%	74.8%	0.1
Total gross profit	$72,651	$67,325		$205,420	$183,542
	79.3%	80.3%	(1.0)	78.8%	79.6%	(0.8)

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Our overall gross margin decreased by 1.0%, to 79.3%, primarily due to the product mix. The services gross margin increased by 0.7% mainly attributable to a greater increase in services revenues compared to corresponding increase in cost of services.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Our overall gross margin decreased by 0.8% to 78.8%, primarily due to the product mix. The services gross margin increased by 0.1% mainly attributable to a greater increase in services revenues compared to corresponding increase in cost of services.

Operating Expenses

	For the three months ended September 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Operating expenses:
Research and development	$18,618	$15,515	20.4%	18.5%	$3,103	20.0%
Sales and marketing	39,051	38,245	42.6%	45.6%	806	2.1%
General and administrative	13,872	13,645	15.1%	16.3%	227	1.7%
Restructuring charges	-	-	-	-	-	-
Amortization of acquired intangible assets	644	133	0.7%	0.2%	511	384.2%
Total operating expenses (1)	$72,185	$67,538	78.8%	80.6%	$4,647	6.9%

(1) Includes stock-based compensation expense:
Research and development	2,354	2,584
Sales and marketing	3,989	3,850
General and administrative	3,566	3,694
Restructuring charges	-	-
Total stock-based compensation expense	$9,909	$10,128

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Research and development expenses increased by $3.1 million, or 20.0%. The increase was primarily due to an increase in personnel costs, development tools costs and other allocated facilities and overhead costs.

Sales and marketing expenses increased by $0.8 million, or 2.1%. The increase was principally due to an increase in third-party consulting services and higher allocated costs of facilities and other overhead costs, partially offset by decrease of personnel related costs from lower headcount and from the capitalization of commission expenses pursuant to the adoption of the new revenue standard in 2018.

General and administrative expenses increased by $0.2 million, or 1.7%. The change was primarily due to increase in personnel costs and transaction costs in relation to Prevoty acquisition, partially offset by an increases in allocated facilities and overhead costs to other areas of the Company.

Amortization of acquired intangible assets increased by $0.5 million, or 384.2%.  The increase is due to acquisition of Prevoty in the third quarter of 2018.

	For the nine months ended September 30,
	2018	2017	2018	2017	Change
	Amount	Amount	%	%	Amount	%
	(dollars in thousands)		(percentage of revenues)
Operating expenses:
Research and development	$56,219	$47,493	21.6%	20.6%	$8,726	18.4%
Sales and marketing	119,098	111,757	45.7%	48.5%	7,341	6.6%
General and administrative	41,789	39,556	16.0%	17.2%	2,233	5.6%
Restructuring charges	2,551	667	1.0%	0.3%	1,884	282.5%
Amortization of acquired intangible assets	908	582	0.3%	0.3%	326	56.0%
Total operating expenses (1)	$220,565	$200,055	84.6%	86.9%	$20,510	10.3%

(1) Includes stock-based compensation expense:
Research and development	7,299	9,912
Sales and marketing	11,034	11,016
General and administrative	14,809	10,970
Restructuring charges	-	675
Total stock-based compensation expense	$33,142	$32,573

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Research and development expenses increased by $8.7 million, or 18.4%, primarily due to an increase in personnel costs, development tools costs, allocated costs of facilities and other overhead costs.

Sales and marketing expense increased by $7.3 million, or 6.6%, primarily due to an increase in third-party consulting services, increase in legal settlement costs and higher allocated facilities and overhead costs. The increase was offset by decreases in cost of marketing programs and events and reduction in personnel related costs from lower headcount and from the capitalization of commission expenses pursuant to the adoption of the new revenue standard in 2018.

General and administrative expenses increased by $2.2 million, or 5.6%, primarily due to an increase in personnel costs, transaction costs in relation to the Prevoty acquisition and legal fees, partially offset by decreases in travel costs and an increase in allocated facilities and overhead costs to other areas of the Company.

We incurred restructuring charges of $2.6 million during the nine months ended September 30, 2018 in connection with a restructuring plan implemented in January 2018. The restructuring charges primarily represent termination-related expenses and other costs incurred to implement the plan. The restructuring plan was designed to improve customer experiences, fuel product innovation and increase operational effectiveness. We incurred restructuring charges of $0.7 million during the nine months ended September 30, 2017 in connection with the restructuring plan implemented in November 2016. The November 2016 plan was designed to reduce sales, marketing and general and administrative expenses through reductions in headcount and spending generally.

Amortization of purchased intangibles increased by $0.33 million, or 56%.  The increase is due to acquisition of Prevoty in the third quarter of 2018, partially off-set by the sale of acquired intangible assets of Skyfence in the first quarter of 2017.

Income (Loss) from Operations

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$466	$(213)	$679	318.8%	$(15,145)	$(16,513)	$1,368	8.3%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

We generated income from operations of $0.5 million primarily due to higher gross profit partially offset by increase in total operating expenses. The increase in total operating expenses was mainly attributable to facility exit costs, higher personnel cost and third-party consulting services and higher costs of strategic initiatives.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Our loss from operations decreased by $1.4 million primarily due to higher gross profit partially offset by increase in total operating expenses. The increase in total operating expense was mainly attributable to higher facilities and overhead costs, an increase in personnel costs including stock based compensation, increase in third-party consulting costs, an increase in transaction costs in relation to the Prevoty acquisition and higher restructuring charges in connection with the January 2018 restructuring plan.

Gain on Sale of Business

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$-	$-	$-	0.0%	$-	$35,871	$(35,871)	100.0%

On February 23, 2017, we completed the sale of the assets of Skyfence to Forcepoint LLC and its Israeli subsidiary for consideration of approximately $40 million. As a result of the sale, we recognized a gain of $35.9 million during the first quarter of 2017.

Other Income, Net

For the three months ended September 30,		Change		For the nine months ended September 30,		Change
2018	2017	Amount	%	2018	2017	Amount	%
(dollars in thousands)				(dollars in thousands)
$1,034	$567	$467	82.4%	$2,983	$633	$2,350	371.2%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Other income, net increased by $0.5 million, primarily due to interest income from increased short-term investments, a decrease in bank commission expense, and a decrease in amortization of premium/discount on investments and changes in foreign exchange rates.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Other income, net increased by $2.4 million. The change was primarily due to an increase in interest income from increased short-term investments, a decrease in bank commission expense, a decrease in amortization of premium/discount on investment and changes in foreign exchange rates.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
					(dollars in thousands)
Provision for income taxes	$442	$724	$(282)	(39)%	$19,620	$768	$18,852	2,455%
Effective tax rate	(29.5)%	(204.5)%			161.3%	(3.8)%

For the three months ended September 30, 2018, we recorded an income tax expense of $0.4 million compared to an income tax expense of $0.7 million for the three months ended September 30, 2017. The income tax expense for the three months ended September 30, 2018 includes tax expense based on the projected effective tax rate for 2018, net of share-based award tax benefit recognized during the quarter. The income tax expense for the three months ended September 30, 2017 was primarily attributable to foreign and state income taxes, partially offset by an intra-period tax benefit allocation related to unrealized gains reported in other comprehensive income.

For the nine months ended September 30, 2018, we recorded an income tax expense of $19.6 million compared to income tax expense of $0.8 million for the nine months ended September 30, 2017. The income tax expense for the nine months ended September 30, 2018 includes $19.3 million of additional reserve for unrecognized tax benefits related to our Israeli operations.  The remaining tax expense includes our projected effective tax rate for 2018, net of share-based tax benefit recognized during the quarter. The income tax expense for the nine months ended September 30, 2017 was primarily attributable to foreign and state income taxes including tax effects of the gain related to the sale of Skyfence, partially offset by tax benefits related to share-based award tax benefit and an intra-period tax benefit allocation to the income statement related to unrealized gains reported in other comprehensive income.

Deferred Revenue

	As of September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Total deferred revenue	$191,836	$142,271	$49,565	34.8%

Deferred revenue increased $49.6 million, or 35%, primarily attributable to an increase in our subscription based arrangements resulting in higher volume of renewals of subscription and maintenance and support agreements, due to multiyear subscription arrangements, and to a lesser extent, due to new sales of subscription, maintenance and support arrangements, partially offset by decrease of deferred revenue pursuant to the adoption of the new revenue standard in 2018.

Number of Customers

	As of September 30,		Change
	2018	2017	Amount	%
Number of customers	6,430	5,760	670	11.6%

Our number of customers increased by 670, or 11.6%, to 6,430 as of September 30, 2018. Our growth in customer count was driven by increasing market acceptance of our products.  For the purposes of this end customer count, we define end customers as those who purchase directly through our sales force or indirectly through our channel partners.

Billings

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Total Revenue	$91,633	$83,892	$260,677	$230,635
Change in deferred revenue	17,185	8,121	32,581	11,800
Adjustment for acquired deferred revenue	(2,295)		(2,295)
Deferred revenue adjustment due to adoption of the new revenue recognition standard	-	-	3,562	-
Total billings	$106,523	$92,013	$294,525	$242,435

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

Capital Resources

As of September 30, 2018, we had $304.4 million of cash, cash equivalents and short-term investments, $17 million of which is currently held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes on such amounts, less any previously paid foreign income taxes. Our cash, cash equivalents and short-term investments have increased from $17.7 million as of December 31, 2010 to $304.4 million as of September 30, 2018. The largest increases were upon our initial public offering of common stock in November 2011 in which we raised $86.2 million, after deducting underwriters’ discounts and offering expenses, our follow-on public offering of common stock in March 2015 in which we raised $127.9 million, after deducting underwriters’ discounts and offering costs and proceeds of $40.0 million from the sale of Skyfence in February 2017. This amount was partially offset by our losses from operations as we continued to fund our investments in growth, including the development of future products and product enhancements, and expanded into new sales channels and geographies. In addition, we increased our use of cash through the acquisitions of certain assets of Tomium in January 2014 and Camouflage in December 2016, our acquisitions of Skyfence and Incapsula in February 2014 which included cash consideration totaling approximately $29.4 million and our Prevoty in August 2018, which included cash consideration totaling approximately $132.2 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	For the nine months ended September 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$68,575	$49,466
Net cash used in investing activities	$(105,834)	$(235)
Net cash provided financing activities	$1,648	$6,573

Cash Flows from Operating Activities

Net cash provided by operating activities of $68.6 million for the nine months ended September 30, 2018 reflected a net loss of $31.8 million, adjusted for non-cash charges of $52.8 million primarily due to stock-based compensation expense of $37.9 million and a depreciation and amortization charge of $8.7 million, as well as a net change of $47.6 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of an increase due to our deferred revenue of $33.8 million, increase in income tax payable by $8.6 million, an increase in accrued and other liabilities of $9.0 million, a decrease in prepaid expenses and other assets of $0.6 million, a decrease in deferred tax assets of $1.0 million, decrease in accounts receivable of $8.7 million partially offset by increase in deferred costs of $14.5 million, and decrease in accounts payable of $0.7 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and sales of short-term investments, expenditures to purchase property and equipment, proceeds from sales of business and cash consideration paid in acquisition.

Cash used in investing activities during the nine months ended September 30, 2018 was $105.8 million, primarily resulting from net cash paid for the acquisition of Prevoty of $123.5 million, purchases of short-term investments of $53.3 million and net purchases of property and equipment of $5.7 million, offset by proceeds from the maturities of short-term investments of $71.7 million and receipt of cash in escrow from sale of business of $5.0 million.

Cash used in investing activities during the nine months ended September 30, 2017 was $0.5 million, primarily due to purchases of short-term investments of $91.9 million and capital expenditures of $9.8 million offset by proceeds from disposition of the Skyfence business of $35.0 million, proceeds from the maturities of short-term investments of $66.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2018 primarily as a result of net proceeds from issuance of common stock of $10.8 million, partially offset by shares withheld for tax withholding of $9.2 million.

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2017 primarily as a result of net proceeds from issuance of common stock of $14.8 million partially offset by shares withheld for tax withholding of $8.2 million.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2018:

	Payments Due by Period
Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$1,858	$8,017	$5,159	$863	$465	$109	$16,471
Severance Pay Fund(2)	-	-	-	-	-	-	6,564
Purchase commitments(3)	2,240	-	-	-	-	-	$2,240
Total	$4,098	$8,017	$5,159	$863	$465	$109	$25,275

1

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreements for our facilities. During the nine months ended September 30, 2018, we made regular lease payments of $5.3 million under the operating lease agreements.

2

Our condensed consolidated balance sheet as of September 30, 2018 includes $6.6 million of non-current liabilities for our Israeli severance pay fund. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the annual columns of the table set forth above.

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

Excluded from the table was $10.7 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year.  See note 10 to our condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, long-lived assets, and accounting for income taxes have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In August 2018, the Company changed its estimates of the useful lives of its certain equipment to better reflect the estimated periods during which these assets will remain in service. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in the Notes to condensed consolidated financial statements for further discussion.

Except for the adoption of ASU 2017 - 09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), and accounting estimate change of estimated useful lives of property and equipment which have been discussed in detail in the notes to the consolidated financial statements above, there have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in the Notes to condensed consolidated financial statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three and nine months ended September 30, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such controls and procedures provide reasonable assurance that the financial reporting and the preparation of financial statements for external purposes are reliably prepared and reported in accordance with generally accepted accounting principles.

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

On August 25, 2017, a purported class action lawsuit was filed against us and others, alleging that current, former and prospective employees are entitled to monetary damages for violations of the notice provisions of the Fair Credit Reporting Act (FCRA) and similar California laws governing background checks. The lawsuit was filed in the Superior Court for San Mateo County and on September 29, 2017, we removed the action to the U.S. District Court for the Northern District of California. On November 6, 2017 we filed a motion to dismiss the action. On April 9, 2018, the Court dismissed the complaint in its entirety, with leave to amend as to some counts. The plaintiff filed an amended complaint on May 10, 2018 asserting a claim under the FCRA and no claims under similar California laws.

On August 25, 2017, the same plaintiff filed a second purported class action lawsuit against us and others in the Superior Court for San Mateo County, alleging, among other claims, violation of California wage and hour laws regarding overtime, meal and rest breaks, business expense reimbursement, accurate and complete payroll records and commissions, and seeking unspecified monetary damages, injunctive relief and attorneys’ fees.  We filed an answer to the complaint on September 29, 2017. On November 3, 2017, the plaintiff amended his complaint to assert an additional representative Private Attorney General Act (PAGA) claim against us. On December 6, 2017, we filed an answer to the amended complaint.

In June 2018, through formal mediation, the parties reached an agreement to settle both class action lawsuits. The parties agreed to settle the two class action lawsuits for an aggregate amount of $2.4 million.  The respective courts have preliminarily approved the class settlements. Notice of the settlements has been sent to the settlement class.

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

Risks Related to Our Business

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.

On October 10, 2018, we entered into the Merger Agreement with Imperial Purchaser, LLC and Imperial Merger Sub, Inc., both of which are entities formed by affiliates of Thoma Bravo, LLC, a private equity investment firm. Completion of the Transaction is subject to the satisfaction of various conditions, including approval of the Transaction by our stockholders, regulatory approvals from various governmental entities, the absence of certain legal impediments and the absence of a material adverse effect on our business. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•

the possibility of disruption to our business and operations, including diversion of management attention and resources, increased transaction costs, and the potentially negative impact on our relationships with our partners and suppliers;

•

the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business;
•	our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the 45-day “go-shop” period;
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction; and
•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our stockholders;
•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction; and
•

the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a material adverse effect on our business would permit Thoma Bravo not to close the Transaction.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•

to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed;

•

investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.

•

the requirement that we pay a termination fee of $25 million (in the event of a qualifying termination during the go-shop period) or $60 million (in the event of a qualifying termination after the go-shop period) to Thoma Bravo if we terminate the Merger Agreement under certain circumstances; and

•	the requirement that we reimburse up to $4 million of Thoma Bravo’s transaction expenses upon the termination of the Merger Agreement under specified circumstances.

Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

•

the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•

the fact that, if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

We have a history of losses, we may not remain profitable and our revenue growth may not continue.

We incurred net losses in each fiscal year from our inception through 2016. Our net losses in 2016 were $70.3 million. While we generated net income of $22.9 million in 2017, we had an accumulated deficit of $268.8 million as of September 30, 2018. We may not remain profitable in the future if we fail to increase revenue and manage our expenses, or if we incur unanticipated liabilities. Revenue may decline or its growth may slow for a number of possible reasons. Demand for our products or services may slow. Competition may increase. Our overall market may experience a decline or its growth may slow. We may experience difficulty executing on our go-to-market sales plan. We may fail to capitalize on growth opportunities such as subscription renewals and introducing new products and services. The shift by customers to purchase our products and services on a subscription basis may happen faster than we anticipate.  In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses related to being a public company with global operations. If our revenue does not increase at a rate that proportionally offsets these expected increases in operating expense, our operating margins will suffer. Further, in future periods, our revenue could decline and, accordingly, we may not be able to sustain profitability and our net losses may increase. We may not be able to sustain or increase profitability on a consistent basis. Any failure by us to maintain or increase profitability and continue our revenue growth could cause the price of our common stock to materially decline.

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

We operate in new, rapidly evolving categories in the cyber security industry that focus on securing our customers’ business-critical data and applications. We offer database, file and web application security in an integrated, modular cyber security solution, data breach detection, data masking technology, autonomous runtime application security and cloud-based security services. Because we depend in part on the market’s acceptance of our products and services and customers may choose to acquire technologies that are not directly comparable to ours, it is difficult to evaluate trends that may affect our business, including how large the cyber security market will be and what products customers will adopt. For example, organizations that use other security products, such as network firewalls, security information and event management products or data loss prevention solutions, may believe that these security solutions sufficiently protect access to sensitive data. Therefore, they may continue to devote their IT security budgets to these products and may not adopt our cyber security solutions in addition to such products. If customers do not recognize the benefits that our cyber security solutions offer in addition to other security products, then our revenue may not grow as anticipated or may decline, and our stock price could decline.

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

Data thieves are sophisticated, often affiliated with organized crime and operate large-scale and complex automated attacks. In addition, their techniques change frequently and generally are not recognized until launched against a target. If we fail to identify and respond to new and complex methods of attack and to update our products to detect or prevent such threats in time to protect our customers’ business-critical data and applications, our business and reputation will suffer.

In addition, many of our customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. An actual or perceived security breach or theft of the business-critical data of any of our customers, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security products. Despite our best efforts, there is no guarantee that our products will be free of flaws or vulnerabilities, and, even if we discover these weaknesses, we may be unable to correct them promptly, if at all. Our customers may also misuse our products, which could result in a breach or theft of business-critical data.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation or other resolutions strategies and divert management’s time and other resources.

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

In order to remain competitive, and build upon our product strategy, we may seek to acquire additional businesses, products or technologies, any of which could be material to our business, operating results and financial condition. For example, on August 9, 2018, we announced that we had consummated our acquisition of Prevoty, Inc., a leader in runtime application self-protection software.  Prior to that, we acquired assets from Camouflage Software Inc. in December 2016, completed our acquisition of the remaining shares of Incapsula, Inc. in March 2014, acquired the outstanding shares of Skyfence Networks Ltd. in February 2014 and acquired assets from Tomium Software, LLC in January 2014. The environment for acquisitions in the markets in which we operate is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay, but we may be required to pay high purchase prices nonetheless in order to make an acquisition. Furthermore, we may not find suitable acquisition candidates, and acquisitions we complete may be difficult to successfully integrate into our overall business. Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely, strategic and cost-effective manner.

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

The cyber security market is subject to rapid change and development, and from time to time we may need to revisit the strategic focus of our business and seek to divest or wind down business segments that are no longer core to our strategy. For example, in February 2017, we completed the sale of our former Skyfence assets to Forcepoint LLC.

Any dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development or sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer or division of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our IP rights or our ability to assert our IP rights against such purchasers or other third parties.

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

In addition, from time to time, we may rely on strategic acquisitions in order to grow our business, and realizing the benefit of such acquisitions will depend in part on our ability to retain key employees and highly-skilled personnel from the acquired businesses. Differences in location, corporate culture, overall strategy, compensation or other factors may contribute to difficulty in retaining qualified personnel. There is no guarantee that our efforts to retain qualified personnel key to such acquisitions will be successful in the immediate future or over a longer term.

Restructuring activities may not be as effective as anticipated.

In January 2018, we announced a restructuring plan to improve customer experiences, fuel product innovation and increase operational effectiveness. As a result of these changes, we incurred pre-tax restructuring charges of $2.6 million in the nine months ended September 30, 2018, substantially all of which are for cash severance costs. While we anticipate approximately $10.0 million in savings in future periods, which we intend to use to fund incremental investments in new initiatives and growth priorities, we cannot be sure our savings will reach the desired levels, achieve the desired benefits, or improve our results as we expect, or in the time frame that we expect. There may also be unanticipated costs that we will be required to prioritize instead. If we are unable to realize the expected outcomes from the restructuring plan, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our business and operating results may be harmed.

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

Sales to U.S. and foreign federal, state and local governmental agency customers across all product lines for the years ended December 31, 2016 and 2017 was approximately 10% and 9% of bookings, respectively, and 8% for the nine months ended September 30, 2018. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. Governments and governmental agencies may delay or refrain from purchasing our products and services in the future for the following reasons, which would have an adverse effect on our business, financial condition and results of operations:

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

Our maintenance and support revenue accounted for 30% of total revenue for 2016, 28% of total revenue for 2017, and 29.4% of revenue for the nine months ended September 30, 2018. Sales of new maintenance and support contracts or renewal of such services contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue or revenue growth may decline and our business will suffer. In addition, we recognize services revenue ratably over the term of the relevant service period, which is usually one to three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewal services contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our services would not be reflected in full in our results of operations until future periods.

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

Our functional and reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, in fiscal year 2016, fiscal year 2017 and the nine months ended September 30, 2018, we incurred approximately 38%, 32% and 35%, respectively, of our expenses outside of the United States in foreign currencies, primarily the Israeli shekel, principally with respect to salaries and related personnel expenses associated with our Israeli operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Israeli shekels. Our results of operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2018, Imperva and its subsidiaries had 46 issued patents, 19 patent applications pending in the United States and 2 issued patents in Canada. Our issued patents, which are limited in number compared to some of our competitors, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, for strategic and other reasons we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Even if issued, there can be no assurance that our patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

In addition, in April 2018, the Israeli Supreme Court decided on the appeals by Kontera Technologies Ltd. and Finisar Israel Ltd. As a result of the court’s ruling, Israeli subsidiaries implementing a cost-plus arrangement must include employee stock-based compensation in the cost base, notwithstanding that such expenses were specifically disallowed as a tax deduction for Israeli tax purposes. As a result of the decision, we took an additional tax reserve of approximately $17.2 million in taxes and $2.1 million in interest. Both amounts are recorded under income tax expense in the condensed consolidated statement of operations. This adjustment represents a significant change in the estimated tax exposure for our Israeli subsidiaries.

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

In addition, because we are incorporated in Delaware, we are governed by the anti-takeover provisions of the Delaware General Corporation Law, which may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

We have concluded the review of strategic alternatives in November 2016, and are currently pursuing the Transaction with Thoma Bravo as discussed above. We remain subject to the uncertainties and risks relative to negative perceptions described above as well as specifically in relation to the Transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-175008) relating to our initial public offering (“IPO”) was declared effective by the SEC on November 8, 2011. The net proceeds to us of our IPO after deducting $6.9 million of underwriters’ discounts and $5.8 million of offering expenses were $86.2 million.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed on February 23, 2018 (File No. 001-35338), we have used $29.4 million of the proceeds in connection with acquisitions. We used the remaining net IPO proceeds for our acquisition of Prevoty.

Unregistered Sales of Equity Securities

For the quarter ended September 30, 2018, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger by and among Imperva, Inc., Pahlmeyer Acquisition Sub, Inc., Prevoty, Inc. and Fortis Advisors LLC, dated as of July 25, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 26, 2018 (File No. 001-35338)).

2.2

Agreement and Plan of Merger, dated October 10, 2018, by and among Imperial Purchaser LLC, Imperial Merger Sub, Inc. and Imperva, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018 (File No. 001-35338)).

10.1

Amended and Restated 2018 Senior Management Bonus Plan, dated August 10, 2018 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-35338)).

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

Date: November 5, 2018	IMPERVA, INC.

	By:	/s/ Christopher S. Hylen
Christopher S. Hylen
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2018

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)